Form 10-Q
period 2009-09-30
Celldonate Inc.
filed 2009-12-04
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-159300

CELLDONATE INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Alberni Street, Suite 3606
Vancouver, British Columbia, Canada  V6E 4V2
 (Address of principal executive offices, including zip code)

(604) 899-2772
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 4, 2009 the registrant’s outstanding common stock consisted of 2,291,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CELLDONATE INC.
(A Development Stage Company)

September 30, 2009 (unaudited)
Financial Statements
(Expressed in US dollars)

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited - Expressed in US dollars)

	September 30, 2009	March 31, 2009

Assets

Current
Cash	$3,032	$21,103

	3,032	21,103
Equipment (note 3)	0	88

Total assets	$3,032	$21,191

Liabilities and Stockholders’ Deficiency

Current
Accounts payable	$4,234	$7,113
Accrued liabilities (note 4)	18,000	17,600
Due to related parties (note 6)	88,220	84,010

Total current liabilities	110,454	108,723

Stockholders’ Deficiency

Common stock (note 5)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
2,291,000 common shares, $0.001 par value
(2,291,000 as at March 31, 2009)	2,291	2,291
Additional paid-in capital	55,909	55,909
Deficit accumulated during the development stage	(165,622)	(145,732)

Total stockholders’ deficiency	(107,422)	(87,532)

Total liabilities and stockholders’ deficiency	$3,032	$21,191

Nature of Operations and Going Concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited - Expressed in US dollars)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the six months ended September 30, 2009	For the six months ended September 30, 2008	Period from August 15, 2006 (inception) to September 30, 2009

Expenses
Consulting and development fees	$-	$-	$-	$-	$63,728
Accounting and legal	10,538	2,049	16,117	27,424	89,963
Office	11	68	11	260	5,457
Licenses and fees	275	-	3,404	-	5,354
Amortization	44	44	88	88	528
Bank charges	150	42	270	48	592

Net loss and comprehensive loss for period	$(11,018)	$(2,203)	$(19,890)	$(27,820)	$(165,622)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	2,291,000	1,424,000	2,291,000	1,424,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited - Expressed in US dollars)

	For the six months ended September 30, 2009	For the six months ended September 30, 2008	Period from August 15, 2006 (inception) to September 30, 2009

Cash Flow from Operating Activities
Net loss for the period	$(19,890)	$(27,820)	$(165,622)
Amortization of equipment	88	88	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Prepaid expenses and deposits	-	5,000	-
Accounts payable	(2,879)	2,049	4,234
Accrued liabilities	400	-	18,000

Cash Used in Operating Activities	(22,281)	(20,683)	(141,710)

Cash Flow from Investing Activity
Purchase of equipment	-	-	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Advances from related parties	4,210	-	88,220

Cash Provided by (Used in) Financing Activities	4,210	-	145,270

Increase (Decrease) in Cash	(18,071)	(20,683)	3,032
Cash, Beginning of Period	21,103	42,690	-

Cash, End of Period	$3,032	$22,007	$3,032

Supplemental information
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	1,150,000	1,150	-	-	-	1,150
Shares issued for cash	160,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	1,310,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	114,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	1,424,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	867,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	2,291,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for period	-	-	-	-	(19,890)	(19,890)

Balance, September 30, 2009	2,291,000	$2,291	$-	$55,909	$(165,622)	$(107,422)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited - Expressed in US dollars)

1. Nature of Operations and Going Concern

CELLDONATE INC. (the “Company”) was incorporated under Chapter 78 of the Nevada Revised Statutes of the State of Nevada on August 15, 2006, and has its head office in Vancouver, British Columbia, Canada.  The Company is a development stage company in the business of developing and commercializing entertainment-based mobile solutions for charity fundraising businesses.  The Company has only recently begun operations and will be required to raise additional financing to complete the development of its anticipated products and to market them to customers.  The Company has not generated any sales revenue since inception.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred losses since inception and has an accumulated deficit of $165,622 as of September 30, 2009, limited resources and no source of operating cash flows.

The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short term, raising additional equity or debt financing either from its own resources or from third parties, and achieving profitable operations.  In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these financial statements could be material.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classifications of the liabilities that may result from the inability of the Company to continue as a going concern.

2. Significant Accounting Policies

(a)
Basis of presentation

These unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The Company’s functional and reporting currency is the U.S. dollar.

These unaudited financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited financial statements and notes for the year ended March 31, 2009, as filed in its Form S-1.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited - Expressed in US dollars)

2. Significant Accounting Policies (continued)

(b)
Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to accounts payable and accrued liabilities, the fair value of warrants attached to common shares issued and the recoverability of income tax assets.  While management believes the estimates used are reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

(c)
Basic and diluted loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive.

(d)
Foreign currency translation

Transactions in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities.  Expenses are translated at the average rates for the period, except amortization, which is translated on the same basis as the related assets.  Resulting translation gains or losses are reflected in net loss.

(e)	Research and development Research and development expenditures are charged to operations as incurred.

(f)
Equipment

Equipment is stated at cost.  Amortization is provided on a straight-line basis over their estimated useful lives of 3 years.

The Company periodically evaluates the recoverability of its in-use equipment based on expected undiscounted future cash flows and recognizes impairments, if any, when the undiscounted future cash flows are expected to be less than the carrying value of the asset as a current charge to operations.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited - Expressed in US dollars)

2. Significant Accounting Policies (continued)

(g)
Financial instruments

(i)  Fair value

Carrying values of cash, accounts payable, accrued liabilities and due to related parties approximate fair values due to the short-term maturity of these financial instruments.

(ii)  Credit risk

The Company’s financial asset that is exposed to credit risk is cash, which is placed with a major financial institution.

(iii)  Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and liabilities.

(iv)  Translation risk

This risk is considered minimal as the Company does not incur any significant transactions in currencies other than U.S. dollars.

(h)
Income taxes

The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  The Company recognizes the effect of uncertain tax positions where it is more likely than not based on technical merits that the position could be sustained where the tax benefit has a greater than 50% likelihood of being realized upon settlement.  A valuation allowance against deferred tax assets is recorded if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

(i)
Recent accounting changes

Effective July 1, 2009, the Company adopted the Financial Accounting Standard Board (FASB) Accounting Standards Codification, the Hierarchy of Generally Accepted Accounting Principles 9ASC 105 (the “Codification”).  The Codification is the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature.  The Codification eliminates the hierarchy of generally accepted accounting standards (“GAAP”) and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company is September 30, 2009.  There was no change to the Company’s financial statements upon adoption.  All accounting references have been updated.  FASB references have been replaced with Accounting Standard Codification (“ASC”) references.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited - Expressed in US dollars)

2. Significant Accounting Policies (continued)

(i)
Recent accounting changes (continued)

In May 2009, the FASB issued ASC 855.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.  The Company adopted this standard effective April 1, 2009. Subsequent events have been evaluated through December 4, 2009, the date the interim financial statements for the six months ended September 30, 2009 were issued.

3. Equipment

Computers	Cost	Accumulated Amortization	Net Book Value
At September 30, 2009	$528	$528	$0
At March 31, 2009	$528	$440	$88

4. Accrued Liabilities

As at September 30, 2009, accrued liabilities consist of accrued professional and consulting fees of $18,000 (March 31, 2009 - $17,600).

5. Capital Stock

(a)	The issued common stock of the Company is as follows:

•
During the period ended March 31, 2007, 1,150,000 common shares with a par value of $0.001 were issued for a total value of $1,150 for services rendered by founders of the Company and 160,000 common shares with a par value of $0.001 were issued for cash at $0.05 per share for a total value of $8,000.

•	During the year ended March 31, 2008, 114,000 common shares with a par value of $0.001 were issued pursuant to private placements at $0.05 per share for gross proceeds of $5,700.

•
During the year ended March 31, 2009, 867,000 units, each unit consisting of one share of common stock and one-half of one warrant to purchase one share of common stock at an exercise price of $0.15 per share on or before September 28, 2009 were issued at a price of $0.05 per unit for gross proceeds of $43,350.  The Company received these share subscriptions before March 31, 2008.

(b)
During the three months ended September 30, 2009, 433,500 warrants to purchase common shares at $0.15 per share expired unexercised. At September 30, 2009, the Company has no warrants outstanding (March 31, 2009 – 433,500).

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited - Expressed in US dollars)

6. Related Party Transactions

(a)	Due to related parties as at September 30, 2009 includes the following:

(i)	$77,381 (March 31, 2009 - $73,171) due to a company controlled by a director of the Company.

(ii)	$7,851 (March 31, 2009 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2009 - $2,988) due to directors of the Company for advances made to the Company.

(b)	Accrued liabilities as at September 30, 2009 includes $nil (March 31, 2009 - $7,100) payable to a company controlled by a director of the Company.

(c)
The Company entered into an agreement with a company controlled by a director of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009.  The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf.  The monthly fee can be waived at the discretion of the related company. The Company incurred charges of $nil for the three and six months ended September 30, 2009 and 2008 (period since inception to September 30, 2009 - $63,728) pursuant to this agreement, which has been expensed as consulting and development fees.  In addition, for the period since inception to September 30, 2009, the Company was charged fees of $7,100 by the related company for administrative costs related to the Company’s filing of its regulatory documents.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest bearing and have no specific terms of repayment.

7. Segmented Information

The Company operates primarily in one business segment being development of mobile technology with substantially all of its assets and operations located in Canada.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are expressed in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

We are a development stage company in the business of creating and marketing entertainment-based mobile applications designed to generate donation revenue for charitable and non-profit organizations. We are developing and intend to promote programs and software solutions that assist charitable or philanthropic organizations, provide an alternative to conventional forms of fundraising and permit individuals to play fun, interactive games on their mobile devices and receive prizes or information for doing so. So far, we have completed the development of a suite of applications aimed at individuals with Internet-enabled mobile devices known as the Celldonate mobile games suite. This suite includes both games of chance as well as skills-based games which individuals will be able to play to earn points towards redeeming prizes from participating retailers and service providers.

We have designed the Celldonate mobile games suite so that individuals will have to purchase a charity donations game card that allows them to download the suite to their mobile device of choice in order to play the games. Each game card will come with an initial allocation of reward points, and after these points are exhausted individuals we be required to make charitable donations through the mobile device on which the card is registered in order to earn more reward points. This will allow such individuals to play more games and give them more opportunities to win prizes.

We have only recently begun operations, and we have not yet entered into any commitments or agreements to sell or market the Celldonate mobile games suite or our charity donations games cards. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have completed several rounds of financing and raised $57,050 through private placements of our common stock.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2009 and for the period from August 15, 2006 (Inception) to September 30, 2009

For the three months ended September 30, 2009 we incurred a net loss of $11,018, compared to a net loss of $2,203 during the same period in fiscal 2008. Our net loss from our inception on August 15, 2006 to September 30, 2009 was $165,622. Our net loss per share for the three months ended September 30, 2009 was $0.01, as was our net loss per share during the same period in fiscal 2008.

For the three months ended September 30, 2009 we incurred total expenses of $11,018, compared to total expenses of $2,203 during the same period in fiscal 2008. From our inception on August 15, 2006 to September 30, 2009 we incurred total expenses of $165,622.

Our total expenses for the three months ended September 30, 2009 consisted of $10,538 in accounting and legal fees, $11 in office expenses, $275 in licenses and fees, $44 in amortization and $150 in bank charges. For the same period in fiscal 2008 our total expenses consisted of $2,049 in accounting and legal fees, $68 in office expenses, $44 in amortization and $42 in bank charges. The increase in our expenses for the three months ended September 30, 2009 was primarily due to an increase in our legal and accounting fees associated with becoming a public company.

Our total expenses from our inception on August 15, 2006 to September 30, 2009 consisted of consisted of $63,728 in consulting and development fees, $89,963 in accounting and legal fees, $5,457 in office expenses, $5,354 in licenses and fees, $528 in amortization and $592 in bank charges.

Results of Operations for the Six Months Ended September 30, 2009

For the six months ended September 30, 2009 we incurred a net loss of $19,890, compared to a net loss of $27,820 during the same period in fiscal 2008. Our net loss per share for the six months ended September 30, 2009 was $0.01, compared to a net loss per share of $0.02 during the same period in fiscal 2008.

For the six months ended September 30, 2009 we incurred total expenses were $19,890, compared to total expenses of $27,820 during the same period in fiscal 2008.

Our total expenses for the six months ended September 30, 2009 consisted of $16,117 in accounting and legal fees, $11 in office expenses, $3,404 in licenses and fees, $88 in amortization and $270 in bank charges. For the same period in fiscal 2008 our total expenses consisted of $27,424 in accounting and legal fees, $260 in office expenses, $88 in amortization and $48 in bank charges. The decrease in our expenses for the six months ended September 30, 2009 was primarily due to a decrease in our legal and accounting fees associated with the preparation of our initial registration statement on Form S-1.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to September 30, 2009 we did not generate any revenues. As of September 30, 2009 we had $3,032 in cash in our bank accounts, a working capital deficiency of $107,422 and an accumulated deficit of $165,622. We are dependent on funds raised through equity financing. Our cumulative net loss of $165,622 from our inception on August 15, 2006 to September 30, 2009 was funded by equity financing and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2009 we spent $22,281 in cash on operating activities, compared to $20,683 during the same period in fiscal 2008. The decrease in expenditures on operating activities for the six months ended September 30, 2009 was primarily due to a decrease in our net loss for the period.

We did not engage in any investing activities during six months ended September 30, 2009 or the same period in fiscal 2008.

During the six months ended September 30, 2009 we received net cash of $4,210 from financing activities. We did not engage in any financing activities for the same period in fiscal 2008. The increase in receipts from financing activities for the six months ended September 30, 2009 was entirely due to an increase in advances from related parties.

From our inception on August 15, 2006 to September 30, 2009 we spent $141,710 on operating activities and $528 on investing activities, and we received net cash of $145,270 from financing activities, including $88,220 in advances from related parties and $57,050 in proceeds from the issuance of our common stock.

During the six months ended September 30, 2009 our monthly cash requirements to fund our operating activities was approximately $3,012, compared to approximately $3,447 during the same period in fiscal 2008. In the absence of the continued sale of our common stock or advances from related parties, our cash of $3,032 as of September 30, 2009 is sufficient to cover our current monthly burn rate for less than two months.

For the next 12 months (beginning December 2009) we intend to:

•
enter into strategic partnerships with various retailers, service providers and charitable and non-profit organizations regarding the sale, distribution and redemption of our charity donations game cards and reward points;

•	complete the testing of the Celldonate mobile games suite on new mobile devices as required;

•	retain two business development consultants on a part-time basis to provide us with technical services regarding our operations and planned activities;

•	complete private and/or public financing to cover the costs of marketing the initial version of the Celldonate mobile games suite as well as any other proprietary mobile applications we may create.

Currently, we only own the copyright in the Celldonate mobile games suite, in a number of proprietary mobile applications associated with the suite and in a variety of Internet domain names. We expect to require approximately $570,000 to continue our planned operations over the next 12 months.

Our planned expenditures for the next 12 months (beginning December 2009) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Enter into strategic partnerships with retailers, service providers and charitable and non-profit organizations	12 months	115,000
Complete the testing of our applications as required	12 months	15,000
Retain two business development consultants on a part-time basis	12 months	60,000
Professional fees (legal, accounting and auditing fees)	12 months	80,000
Business and technology development expenses	12 months	180,000
Marketing expenses	12 months	100,000
Other general and administrative expenses	12 months	20,000
Total		570,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we will require additional funds of approximately $567,000 (a total of $570,000 less our cash of approximately $3,000 as of September 30, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended September 30, 2009 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $570,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $567,000) from private placements, advances from related parties loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our operations, including our accounting and legal fees, so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations for the next 12 months, even if we do decide to scale back our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

Foreign Currency Translation

Our financial statements are presented in United States dollars. Transactions in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Expenses are translated at the average rates for the period, except amortization and depreciation, which are translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net loss.

Research and Development

Research and development expenditures are charged to operations as incurred.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2009	Celldonate Inc.

	By:	/s/ David Strebinger
David Strebinger
President, Chief Executive Officer, Secretary, Director