Form 10-Q
period 2009-12-31
Celldonate Inc.
filed 2010-02-10
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

_______________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 8, 2010 the registrant’s outstanding common stock consisted of 2,291,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CELLDONATE INC.
(A Development Stage Company)
December 31, 2009 (unaudited)
Financial Statements
(Expressed in U.S. dollars)

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited - Expressed in US U.S. dollars)

	December 31, 2009	March 31, 2009

Assets

Current
Cash	$2,883	$21,103

	2,883	21,103
Equipment (note 3)	0	88

Total assets	$2,883	$21,191

Liabilities and Stockholders’ Deficiency

Current
Accounts payable	$24,107	$7,113
Accrued liabilities (note 4)	3,000	17,600
Due to related parties (note 6)	102,013	84,010

Total current liabilities	129,120	108,723

Stockholders’ Deficiency

Common stock (note 5)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value vvsscsasdavavvaluevalue
Issued and outstanding:
2,291,000 common shares, $0.001 par value
(2,291,000 as at March 31, 2009)	2,291	2,291
Additional paid-in capital	55,909	55,909
Deficit accumulated during the development stage	(184,437)	(145,732)

Total stockholders’ deficiency	(126,237)	(87,532)

Total liabilities and stockholders’ deficiency	$2,883	$21,191

Nature of Operations and Going Concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited - Expressed in US U.S. dollars)

	For the three months ended December 31, 2009	For the three months ended December 31, 2008	For the nine months ended December 31, 2009	For the nine months ended December 31, 2008	Period from August 15, 2006 (inception) to December 31, 2009

Expenses
Consulting and development fees	$-	$-	$-	$-	$63,728
Accounting and legal	11,606	4,934	27,723	32,046	101,569
Office	-	-	11	260	5,457
Licenses and fees	7,059	350	10,463	350	12,413
Amortization	-	44	88	132	528
Bank charges	150	60	420	108	742

Net loss and comprehensive loss for period	$(18,815)	$(5,388)	$(38,705)	$(32,896)	$(184,437)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	2,291,000	1,549,233	2,291,000	1,465,135

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited - Expressed in US U.S. dollars)

	For the nine months ended December 31, 2009	For the nine months ended December 31, 2008	Period from August 15, 2006 (inception) to December 31, 2009

Cash Flow from Operating Activities
Net loss for the period	$(38,705)	$(32,896)	$(184,437)
Amortization of equipment	88	132	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Prepaid expenses and deposits	-	(5,000)	-
Accounts payable	16,994	1,737	24,107
Accrued liabilities	(14,600)	4,500	3,000

Cash Used in Operating Activities	(36,223)	(31,527)	(155,652)

Cash Flow from Investing Activity
Purchase of equipment	-	-	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Advances from related parties	18,003	-	102,013

Cash Provided by (Used in) Financing Activities	18,003	-	159,063

Increase (Decrease) in Cash	(18,220)	(31,527)	2,883
Cash, Beginning of Period	21,103	42,690	-

Cash, End of Period	$2,883	$11,163	$2,883

Supplemental information
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited - Expressed in US U.S. dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	1,150,000	1,150	-	-	-	1,150
Shares issued for cash	160,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	1,310,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	114,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	1,424,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	867,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	2,291,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for period	-	-	-	-	(38,705)	(438,705)

Balance, December 31, 2009	2,291,000	$2,291	$-	$55,909	$(184,437)	$(126,237)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine months ended December 31, 2009 (Unaudited - Expressed in U.S. dollars)

1. Nature of Operations and Going Concern

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred losses since inception and has an accumulated deficit of $184,437 as of December 31, 2009, limited resources and no source of operating cash flows.

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

2. Significant Accounting Policies

(a)  Basis of presentation

These unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The Company’s functional and reporting currency is the US dollar.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine months ended December 31, 2009 (Unaudited - Expressed in U.S. dollars)

2.Significant Accounting Policies (continued)

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

(d) Foreign currency translation

Transactions in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities.  Expenses, excluding amortization, are translated at rates prevailing on the transaction date.  Amortization is translated on the same basis as the related assets.  Resulting translation gains or losses are reflected in net loss.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine months ended December 31, 2009 (Unaudited - Expressed in U.S. dollars)

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

(i) Recent accounting changes

Effective July 1, 2009, the Company adopted the Financial Accounting Standard Board (FASB) Accounting Standards Codification, the Hierarchy of Generally Accepted Accounting Principles (ASC 105) (the “Codification”).  The Codification is the single source of authoritative nongovernmental US accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature.  The Codification eliminates the hierarchy of generally accepted accounting standards (“GAAP”) and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company is September 30, 2009.  There was no change to the Company’s financial statements upon adoption.  All accounting references have been updated.  FASB references have been replaced with Accounting Standard Codification (“ASC”) references.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine months ended December 31, 2009 (Unaudited - Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(i) Recent accounting changes (continued)

In May 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.  The Company adopted this standard effective April 1, 2009. Subsequent events have been evaluated through February 8, 2010, the date the interim financial statements for the nine months ended December 31, 2009 were issued.

3. Equipment

Computers	Cost	Accumulated Amortization	Net Book Value
At December 31, 2009	$528	$528	$0
At March 31, 2009	$528	$440	$88

4. Accrued Liabilities

As at December 31, 2009, accrued liabilities consist of accrued professional and consulting fees of $3,000 (March 31, 2009 – $17,600).

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

(b) During the nine months ended December 31, 2009, 433,500 warrants to purchase common shares at $0.15 per share expired unexercised. At December 31, 2009, the Company has no warrants outstanding (March 31, 2009 – 433,500).

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine months ended December 31, 2009 (Unaudited - Expressed in U.S. dollars)

6. Related Party Transactions

(a) Due to related parties as at December 31, 2009 includes the following:

(i)	$91,174 (March 31, 2009 – $73,171) due to a company controlled by a director of the Company.

(ii)	$7,851 (March 31, 2009 – $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2009 – $2,988) due to directors of the Company for advances made to the Company.

(b) Accrued liabilities as at December 31, 2009 includes $nil (March 31, 2009 – $7,100) payable to a company controlled by a director of the Company.

(c) The Company entered into an agreement with a company controlled by a director of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009.  The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf.  The monthly fee can be waived at the discretion of the related company. The Company incurred charges of $nil for the three and nine months ended December 31, 2009 and 2008 pursuant to this agreement, which has been expensed as consulting and development fees.  In addition, the Company was charged fees of $4,500 for the three and nine months ended December 31, 2009 ($nil for the three and nine months ended December 31, 2008) by the related company for administrative costs related to the Company’s filing of its regulatory documents.

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

Our unaudited financial statements are expressed in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2009, as filed in our registration statement on Form S-1.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2009 and for the period from August 15, 2006 (Inception) to December 31, 2009

For the three months ended December 31, 2009 we incurred a net loss of $18,815, compared to a net loss of $5,388 during the same period in the prior year (“fiscal 2008”). Our net loss from our inception on August 15, 2006 to December 31, 2009 was $184,437. Our net loss per share for the three months ended December 31, 2009 was $0.01, as was our net loss per share during the same period in fiscal 2008.

For the three months ended December 31, 2009 we incurred total expenses of $18,815, compared to total expenses of $5,388 during the same period in fiscal 2008. From our inception on August 15, 2006 to December 31, 2009 we incurred total expenses of $184,437.

Our total expenses for the three months ended December 31, 2009 consisted of $11,606 in accounting and legal fees, $7,509 in licenses and fees and $150 in bank charges. For the same period in fiscal 2008 our total expenses consisted of $4,934 in accounting and legal fees, $350 in licenses and fees, $44 in amortization and $60 in bank charges. The increase in our expenses for the three months ended December 31, 2009 was primarily due to an increase in our legal and accounting fees associated with being a public company and the increase in our licensing and fee costs related to engaging a transfer agent.

Our total expenses from our inception on August 15, 2006 to December 31, 2009 consisted of consisted of $63,728 in consulting and development fees, $101,569 in accounting and legal fees, $5,457 in office expenses, $12,413 in licenses and fees, $528 in amortization and $742 in bank charges.

Results of Operations for the Nine Months Ended December 31, 2009

For the nine months ended December 31, 2009 we incurred a net loss of $38,705, compared to a net loss of $32,896 during the same period in fiscal 2008. Our net loss per share for the nine months ended December 31, 2009 was $0.02, as was our net loss per share during the same period in fiscal 2008.

For the nine months ended December 31, 2009 we incurred total expenses of $38,705, compared to total expenses of $32,896 during the same period in fiscal 2008.

Our total expenses for the nine months ended December 31, 2009 consisted of $27,723 in accounting and legal fees, $11 in office expenses, $10,463 in licenses and fees, $88 in amortization and $420 in bank charges. For the same period in fiscal 2008 our total expenses consisted of $32,046 in accounting and legal fees, $260 in office expenses, $350 in licenses and fees, $132 in amortization and $108 in bank charges. The increase in our expenses for the nine months ended December 31, 2009 was primarily due to the increase in our license and fee costs related to engaging a transfer agent.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to December 31, 2009 we did not generate any revenues. As of December 31, 2009 we had $2,883 in cash in our bank accounts, a working capital deficiency of $126,237 and an accumulated deficit of $184,437. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $184,437 from our inception on August 15, 2006 to December 31, 2009 was funded by equity financing and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.
During the nine months ended December 31, 2009 we spent $36,223 in cash on operating activities, compared to $31,527 during the same period in fiscal 2008. The increase in cash used on operating activities for the nine months ended December 31, 2009 was primarily due to an increase in our net loss for the period.

We did not engage in any investing activities during nine months ended December 31, 2009 or the same period in fiscal 2008.

During the nine months ended December 31, 2009 we received net cash of $18,003 from financing activities. We did not engage in any financing activities for the same period in fiscal 2008. The increase in receipts from financing activities for the nine months ended December 31, 2009 was entirely due to an increase in advances from related parties.

From our inception on August 15, 2006 to December 31, 2009 we spent $155,652 on operating activities and $528 on investing activities, and we received net cash of $159,063 from financing activities, including $102,013 in advances from related parties and $57,050 in proceeds from the issuance of our common stock.

During the nine months ended December 31, 2009 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $4,025, compared to approximately $3,503 during the same period in fiscal 2008. In the absence of the continued sale of our common stock or advances from related parties, our cash of $2,883 as of December 31, 2009 is sufficient to cover our current monthly burn rate for less than one month.

For the next 12 months (beginning February 2010) we intend to:

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

Our planned expenditures for the next 12 months (beginning February 2010) are summarized as follows:

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

Based on our planned expenditures, we will require additional funds of approximately $567,100 (a total of $570,000 less our cash of approximately $2,900 as of December 31, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended December 31, 2009 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $570,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $567,100) from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Foreign Currency Translation

Our financial statements are presented in United States dollars. Transactions in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Expenses, excluding amortization, are translated at the rates prevailing on the transaction date. Amortization is translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net loss.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 8, 2010	Celldonate Inc.

	By:	/s/ David Strebinger
David Strebinger
President, Chief Executive Officer, Secretary, Director