Form 10-K
period 2010-03-31
Celldonate Inc.
filed 2010-06-29
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months
(of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 30, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $31,950.

As of June 29, 2010 the registrant’s outstanding common stock consisted of 2,291,000 shares.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions.

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

Our audited financial statements are expressed in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our annual financial information.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

As used in this annual report, the terms "we", "us" and "our" mean Celldonate Inc., unless otherwise indicated.

Business Overview

We are a development stage company in the business of creating and marketing entertainment-based mobile applications designed to generate donation revenue for charitable and non-profit organizations. We have only recently begun operations and we rely upon the sale of our securities to fund those operations. We were incorporated as a Nevada company on August 15, 2006. We have no subsidiaries.

Our plan of operations for the next 12 months is to develop and promote programs and software solutions that are socially responsible and uniquely captivating, in that they assist organizations that support philanthropic causes, provide an alternative to conventional forms of fundraising, and permit individuals to play fun, interactive games on their mobile devices and receive prizes or information for doing so.

We are currently completing the development of a suite of applications aimed at individuals with Internet-enabled mobile devices (such as smartphones and personal data organizers) known as the Celldonate mobile games suite. This suite includes a number of games of chance as well as skills-based games which individuals will be able to play to earn points towards redeeming products and services from participating retailers and service providers. So far, we have not yet entered into any commitments or agreements related to the sale or marketing of the Celldonate mobile games suite, although we plan to concentrate our efforts on doing so in Canada and the United States. Such agreements will determine the specific manner in which we are able to generate revenues from our business.

In order to play the games in the suite, individuals will have to purchase a charity donations game card over the Internet or from a bricks-and-mortar retailer that will allow them to download the suite to their mobile device of choice. Our plan is to preload each charity donations game card with a certain number of reward points that correlate to the value of the purchase. After purchasing a game card, each individual will be required to register the card using the Internet or by calling a 1-800 number listed on the card to specify the number of the device to which their copy of the Celldonate mobile games suite should be sent and select the charitable or non-profit organization(s) that will receive a percentage of the charity donations game card purchase amount. We will then send the suite directly to the individual’s designated mobile device.

The Celldonate mobile games suite we have developed consists of five independent applications and a platform for transferring funds through mobile devices. We have completed the testing of the suite on a number of mobile devices; however, because the makes and models of mobile devices change so rapidly, we must test the suite on each new device in order to troubleshoot any problems that may arise. Such testing usually takes between three hours and three days depending on a number of factors such as the experience of the programmer performing the testing, the complexity of the mobile device and whether the mobile device is an entirely new product or a new version of an existing product.

The five applications that currently comprise the Celldonate mobile games suite include:

●	a lottery game;

●	a Bingo game;

●	a slot machine game;

●	a trivia game; and

●	a memory game.

Each of these applications will give individuals the opportunity to win valuable prizes by gambling successfully or by correctly answering questions randomly generated by the Celldonate prize pool server, which is a supply of trivia questions which we intend to use to test individuals’ knowledge.

We have also conceived of additional applications to include in the Celldonate mobile games suite, but until marketing, sales and partnership agreements have been secured for the initial suite we do not intend to develop these applications any further.

The additional mobile applications that we have begun to develop include:

●	an auction that gives individuals the opportunity to bid on goods and services that charities have received as donations and wish to sell to raise funds for various causes;

●	a tentatively-titled “back stage pass” that gives individuals interested in downloading music the opportunity to access new music that has yet to be released in stores;

●
a tentatively-titled “concert alert” that provides individuals with concert updates pertaining to their area of residence and also gives them the opportunity to access tickets prior to their release to the general public; and

●	a tentatively-titled “mobile blessing” that gives individuals the opportunity to receive daily or weekly blessings directly from their church or parish of choice.

We intend to permit individuals to use the applications in the Celldonate mobile games suite only if they have a positive balance in their reward points account. After exhausting the initial allocation of reward points they receive by purchasing the charity donations game card, an individual will have to make additional charitable donations though the mobile device on which their card is registered in order to earn more reward points. We plan to make it possible to make these donations via Paypal using a number of payment methods, including Visa, Mastercard, American Express and debit.

We only plan to permit individuals to make donations to specific charitable and non-profit organizations with whom we have entered into agreements, all of which we anticipate will be qualified organizations for tax deduction purposes. As a result, any agreements we enter into with charitable or non-profit organizations will be conditional upon the organizations issuing tax receipts to the donating individuals in accordance with applicable tax laws either via email or direct mail.

We expect that the receipt of prizes will reduce the amount of an individual’s charitable tax deduction in the United States since charitable contributions are deductible only to the extent that the value of the donation exceeds the value of any benefit received by the donating individual, calculated according to the fair market value of the benefit. However, since we will not be able to determine in advance the value of any prizes that an individual may win by using reward points to play the games in the Celldonate mobile games suite, we anticipate that the charitable and non-profit organizations with whom we enter into agreements will issue tax receipts for the full amount of each donation, leaving the onus on the individual to make the appropriate adjustments to the value of the deduction claimed on his or her tax returns. Given the similarity of the situation in Canada, where the benefit to the individual must be below 80% of the value of the donation to qualify the excess as a charitable donation for tax purposes, we anticipate adhering to the same process. In both countries, we do not expect that the receipt of reward points alone will reduce the amount of an individual’s charitable tax deduction, as a positive reward points account balance will only provide the individual with the opportunity to use the applications in the Celldonate mobile games suite and does not guarantee that they will actually win any prizes.

Any prizes that are won by playing the games in the Celldonate mobile games suite will be stored as a credit on the account of the games card holder. Any individual will then be able to bring the games card into a participating retail location to redeem the prize at a point-of-sale terminal. We anticipate that the allure of the prizes and the benefit of supporting any number of charitable causes will be sufficient to induce potential and existing game card holders to begin or continue to donate money to their charity of choice.

Currently, we plan to earn revenues by collecting a percentage of every charity donations game card purchased and reloaded, charging a percentage fee for all transactions associated with the games suite such as prize redemptions, and charging a fee to retailers for advertising their products and services alongside the applications in the games suite. Since our applications permit transactions to occur directly through various mobile devices, we intend to build these fees into our products and collect them unobtrusively. This technology will also allow individuals to donate money directly on a seamless basis.

Because we have not yet entered into any commitments or agreements to sell or market the Celldonate mobile games suite or our charity donations games cards, we have not yet established any benchmark percentage fees or standard advertising rates. However, we expect that the purchase price of every charity donations game card will be split between us, the retailer of the card and one or more specific organizations selected by the purchaser with whom we have agreements. We also plan to collect a percentage of every additional donation made to earn more reward points, again allowing the individual making the donation to select the recipient organization(s) and the desired percentage allocations. We plan to allow individuals to allocate percentages of their donations rather than specific amounts as the former does not take into account the percentage fees of each transaction that we will use to generate revenues.

The versatility of the Celldonate mobile games suite will permit retailers and advertisers to promote their products and services by placing them alongside the applications included in the suite and marketing them as prizes for which game-playing individuals can redeem points. The suite will also act as a physical driver of business, in that each individual that wins a prize will be required to patronize a bricks-and-mortar retail location in order to collect that prize. As a result, the Celldonate mobile games suite will allow individuals to generate funds for charitable and non-profit organizations by simply playing games and redeeming their winnings at participating retail outlets, and will provide retailers and advertisers with the opportunity to market and promote their products and services to a broad segment of the population while simultaneously emphasizing their social responsibility.

Markets

The focus of our marketing strategy is to enter into strategic partnerships with various retailers, service providers and charitable and non-profit organizations in Canada and the United States regarding the sale, distribution and redemption of our charity donations games cards and rewards. We do not expect that any of the charitable and non-profit organizations will be affiliated with us or any of our affiliates in any other capacity.

We plan to work with these organizations to leverage the marketing power and word-of-mouth of their networks, and we also intend to develop partnerships with various companies to market and promote their products and services alongside the applications as well as major social networks to include their games and other mobile applications in subsequent versions of the Celldonate mobile games suite. In the future, we would also like to enter into distribution deals with telecommunications companies.

We have not yet entered into any commitments or agreements with any organizations, retailers, service providers, companies or social networks to sell or market our products and services, and we have not yet adopted any specific sales and marketing plans apart from those described above. However, as the size and scope of our business increases, we plan to address any issues that arise as well as the need for us to hire additional marketing personnel.

Competition

We have yet to encounter any other companies that are currently involved in, or seeking to become involved in, developing and marketing charity-focused mobile applications. Still, we face potential threats from developers of other mobile applications and payment-processing companies who may wish to participate in mobile philanthropy.

We are seeking to acquire a customer and retailer base by forming relationships with several large charitable organizations. We expect the effects of entering into contracts with such organizations while we are a development stage company to assist us in becoming a partner of choice for other organizations with similar goals.

Nevertheless, the mobile applications industry is highly competitive, and as a development stage company we have a weak competitive position. We may compete with junior and senior companies who are actively seeking to develop and market applications that are similar to ours, and we may lack the technological information or expertise available to these competitors. Further, we may compete with other companies in the mobile applications industry for financing and such companies may have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on hiring consultants to promote their applications or entering into strategic partnerships to sell and distribute their products. Such competition could adversely impact our ability to obtain the financing necessary for us to carry out our business plan.

We also compete with other development stage technology-focused companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of such competing junior companies may impact our ability to raise additional capital in order to fund our planned operations and activities if investors perceive that investments in our competitors are more attractive based on the merits of their technology or the price of the investment opportunity.

General competitive conditions may be substantially affected by various forms of communications legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international and domestic economic conditions, the market for mobile applications, and the willingness of individuals to make donations to charitable or non-profit organizations.

In the face of competition, we may not be successful in carrying out our business plan and we cannot provide any assurance that suitable partners will exist for our applications in the retail, or service provider sectors. Despite this, we hope to compete successfully in the mobile applications industry by:

●	keeping our costs low;

●	relying on the strength of our management’s contacts; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We currently own the intellectual property rights associated with the Celldonate mobile games suite and the other mobile applications we have developed, although we have not obtained and do not plan to obtain patent protection for either. We also own the copyright in the contents of our website and the rights to a number of Internet domain names that could be associated with the concept of mobile donations. Other than that, we do not have any other intellectual property and we have not filed for any protection of our trademark.

Employees and Consultants

As of March 31, 2010 we did not have any full-time or part-time employees. David Strebinger, our President, Chief Executive Officer, Secretary and director, works as a part-time consultant in the areas of business development and management and contributes approximately 20% of his time to us. Michael Palethorpe, our Chief Financial Officer, Principal Accounting Officer, Treasurer and director, also works as a part-time consultant in the areas of business development and management and contributes approximately 40% of his time to us.

We currently engage independent contractors in the areas of consulting and development, accounting and legal services. We intend to retain two business development consultants on a part-time basis over the next 12 months and eventually, we plan to engage independent contractors in the areas of marketing, sales and other services.

Government Regulations

Our current and future operations are or will be subject to various laws and regulations in the United States and Canada, the countries in which we conduct or plan to conduct our activities. These laws and regulations govern communications, the Internet, gambling, taxes, labor standards, occupational health and safety and other matters relating to the mobile applications industry. Permits, registrations or other authorizations may also be required to maintain our operations and to carry out our future activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

Governmental authorities have the power to enforce compliance with regulatory requirements and the provisions of required permits, registrations or other authorizations, and violators may be subject to civil and criminal penalties including fines, injunctions, or both. The failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties, and third parties may have the right to sue to enforce compliance.

We expect to be able to comply with all applicable laws and regulations and do not believe that such compliance will have a material adverse effect on our competitive position. We intend to obtain all permits, licenses and approvals required by all applicable regulatory agencies to maintain our current operations and to carry out our future activities. We are not aware of any material violations of permits, licenses or approvals issued with respect to our operations, and we believe that we have complied with all applicable laws and regulations to date. We intend to continue complying with all laws and regulations, and at this time we do not anticipate incurring any material capital expenditures to do so.

Compliance with any unanticipated requirements could have a material adverse effect on our capital expenditures, earnings or competitive position. Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Legislation affecting the mobile applications industry, online gambling and the Internet in general is subject to constant review, and the regulatory burden frequently increases. Changes in any of these laws and regulations could have a material adverse effect on our business, and in view of the many uncertainties surrounding current and future laws and regulations, including their applicability to our operations, we cannot predict their overall effect on our business.

Gambling Laws

Although the U.S. government has long been of the view that gambling that crosses state boundaries is unlawful, we do not expect that the purchase and sale of our charity donations games cards will contravene any laws because this act does not, strictly speaking, involve gambling of any kind. The purchase of the card only permits an individual to download the Celldonate mobile games suite, after which he or she may choose to play either games of skill or games of chance. Such game-playing will occur off-line and we will not derive any profit or generate any revenues from this activity; instead, our plan is to collect a percentage of every charity donations game card purchase and reload, charge a percentage fee for all transactions associated with the games suite (including prize redemptions) and charge a fee to retailers for advertising their products and services alongside the applications in the games suite.

We do not believe that the relationship between our products and services and the revenue stream we plan to generate will give rise to any gambling-related legal issues, as the Celldonate mobile games suite will simply act as the inducement to facilitate donations to charitable and non-profit organizations while at the same time permitting individuals to receive prizes or information for playing fun, interactive games on their mobile devices. In the event that the Celldonate mobile games suite is determined to violate any federal, state or local gambling laws or constitute unlawful gambling activities, we are prepared to modify our business plan accordingly by, for example, restricting the distribution of certain games in the suite to certain areas, eliminating those games from the suite entirely, or completely revising the suite to include a different set of games that do not violate any gambling laws.

Regardless, there is some uncertainty regarding the state of online gambling laws in the United States, as the anti-gambling laws in the country were not written with online activities in mind. A prime example of this is the failure of the Unlawful Internet Gambling Enforcement Act of 2006 (UIGEA) regulations that came into force on January 19, 2009 to specifically define what constitutes an unlawful Internet gambling transaction under the Act. In general, the UIGEA prohibits the use of communication facilities and financial transactions in connection with Internet gambling; however, the lack of clarity concerning, among other things, what constitutes such transactions has severely lessened the potential impact of the Act. Samples of other recent U.S. legal developments regarding online gambling include:

●
the unveiling of a bill designed to allow U.S.-based companies to obtain licenses and operate federally-regulated online gambling sites by Congressman Barney Frank on May 6, 2009. The bill, titled the Internet Gambling Regulation, Consumer Protection and Enforcement Act of 2009 (H.R. 2267), would also allow such sites to accept bets from U.S. customers. The bill has not yet been signed into law; and

●
the introduction of the Skill Game Protection Act (H.R. 2610), which would legalize Internet poker, bridge, chess and other games of skill, by Congressman Robert Wexler on June 7, 2007. On the same day, Congressman Jim McDermott also introduced the Internet Gambling Regulation and Tax Enforcement Act (H.R. 2607), which proposed to legislate Internet gambling tax collection requirements, but this bill has not yet been signed into law.

In Canada, Internet gambling is also not a legally sanctioned activity; however, as discussed above, we do not anticipate that the purchase and sale of our charity donations games cards can appropriately be characterized as violating any existing law.

Our expected compliance with gambling laws in both the United States and Canada is not based upon an opinion of counsel.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 1111 Alberni Street, Suite 3606, Vancouver, British Columbia, Canada V6E 4V2. This office is approximately 1000 square feet in size and is provided to us free of charge by David Strebinger, our President, Chief Executive Officer, Secretary and Director. As of March 31, 2010 we had not entered into any lease agreement for this office, and we do not plan to recognize any rent expenses for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

Item 3. Legal Proceedings

We are not aware of any legal proceedings to which we are a party. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “CEAC”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on November 16, 2009. However, since that date there have been no trades in our common stock.

Holders

As of June 29, 2010 there were approximately 40 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

As of June 29, 2010 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of June 29, 2010 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities during the period covered by this annual report.

Item 6. Selected Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on August 15, 2006 to March 31, 2010 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on August 15, 2006 to March 31, 2010 we incurred total expenses of $208,936, including $118,826 in accounting and legal fees, $63,728 in consulting and development fees, $19,506 in licensing and fees, $5,457 in office expenses, $528 in amortization and $891 in bank charges.

For the fiscal year ended March 31, 2010 we incurred total expenses of $63,204, including $44,980 in accounting and legal fees, $17,556 in licenses and fees, $11 in office expenses, $88 in amortization and $569 in bank charges. For the fiscal year ended March 31, 2009 we incurred total expenses of $52,476, including $51,522 in accounting and legal fees, $350 in licenses and fees, $260 in office expenses, $176 in amortization and $168 in bank charges. The increase in our total expenses for the fiscal year ended March 31, 2010 was primarily due to an increase in our licenses and fee costs related to engaging a transfer agent, which was partially offset by a decrease in our accounting and legal fees.

Net Loss

From our inception on August 15, 2006 to March 31, 2010 we incurred a net loss of $208,936. For the fiscal year ended March 31, 2010 we incurred a net loss of $63,204 and a net loss per share of $0.03. For the fiscal year ended March 31, 2009 we incurred a net loss of $52,476 and a net loss per share of $0.03.

Liquidity and Capital Resources

As of March 31, 2010 we had $2,398 in cash and total current assets, $153,134 in total current liabilities and a working capital deficit of $150,736. As of March 31, 2010 we had an accumulated deficit of $208,936. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $208,936 from our inception on August 15, 2006 to March 31, 2010 was funded by equity financing and advances from related parties. Since our inception on August 15, 2006, we have raised gross proceeds of $57,050 in cash from the sale of our securities.

From our inception on August 15, 2006 to March 31, 2010 we spent $180,796 in cash on operating activities. During the fiscal year ended March 31, 2010 we spent $61,367 in cash on operating activities, compared to cash spending of $31,587 on operating activities during the fiscal year ended March 31, 2009. Our increase in cash spending on operating activities during the fiscal ended March 31, 2010 was primarily due to an increase in our expenses for the period as described above.

From our inception on August 15, 2006 to March 31, 2010 we spent $528 in cash on investing activities, all of which was in the form of equipment purchases. We did not engage in any investing activities during the fiscal years ended March 31, 2010 or 2009.

From our inception on August 15, 2006 to March 31, 2010 we received $183,722 in cash from financing activities, including $126,672 in advances from related parties, $43,350 in proceeds from share subscriptions and $13,700 in proceeds from the issuance of our common stock. During the fiscal year ended March 31, 2010 we received $42,662 in cash from financing activities, compared to cash receipts of $10,000 from financing activities during the fiscal year ended March 31, 2009. All of our cash receipts from financing activities during these periods occurred in the form of advances from related parties.

Our decrease in cash for the fiscal year ended March 31, 2010 was $18,705 due to a combination of our operating and financing activities.

During the fiscal year ended March 31, 2010 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $5,114, compared to approximately $2,632 during the fiscal year ended March 31, 2009. In the absence of the continued sale of our common stock or advances from related parties, our cash of $2,398 as of March 31, 2010 is sufficient to cover our current monthly burn rate for less than one month. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

For the next 12 months (beginning July 2010) we intend to:

●
enter into strategic partnerships with various retailers, service providers and charitable and non-profit organizations regarding the sale, distribution and redemption of our charity donations game cards and reward points;

●	complete the testing of the Celldonate mobile games suite on new mobile devices as required;

●	retain two business development consultants on a part-time basis to provide us with technical services regarding our operations and planned activities;

●	complete private and/or public financing to cover the costs of marketing the initial version of the Celldonate mobile games suite as well as any other proprietary mobile applications we may create.

Currently, we only own the copyright in the Celldonate mobile games suite, in a number of proprietary mobile applications associated with the suite and in a variety of Internet domain names. We expect to require approximately $570,000 to continue our planned operations over the next 12 months.

Our planned expenditures for the next 12 months (beginning July 2010) are summarized as follows:

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

Based on our planned expenditures, we will require additional funds of approximately $567,600 (a total of $570,000 less our cash of approximately $2,400 as of March 31, 2010) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the fiscal year ended March 31, 2010 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $570,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $567,600) from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

CELLDONATE INC.
(A Development Stage Company)
Financial Statements as of March 31, 2010

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
CELLDONATE INC.

We have audited the balance sheets of CELLDONATE INC. (a Development Stage Company) as at March 31, 2010 and 2009, and the statements of operations, stockholders’ deficiency and cash flows for the years ended March 31, 2010 and 2009, and for the period from August 15, 2006 (inception) to March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended March 31, 2010 and 2009, and for the period from August 15, 2006 (inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has no operations, a stockholders’ deficiency and a deficit accumulated during the development stage, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Smythe Ratcliffe LLP
Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada

June 25, 2010

CELLDONATE INC. (A Development Stage Company) Balance Sheet (Expressed in US dollars)

	March 31, 2010	March 31, 2009

Assets

Current
Cash	$2,398	$21,103
Equipment (note 3)	-	88

	$2,398	$21,191

Liabilities

Current
Accounts payable	$19,962	$7,113
Accrued liabilities (note 5)	6,500	17,600
Due to related parties (note 7)	126,672	84,010

	153,134	108,723

Stockholders’ Deficiency

Common stock (note 6)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
2,291,000 common shares, $0.001 par value
(2,291,000 as at March 31, 2009)	2,291	2,291
Additional paid-in capital	55,909	55,909
Deficit accumulated during the development stage	(208,936)	(145,732)

Total stockholders’ deficiency	(150,736)	(87,532)

	$2,398	$21,191

Nature of operations and  going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Expressed in US dollars)

	For the year ended March 31, 2010	For the year ended March 31, 2009	Period from August 15, 2006 (inception) to March 31, 2010

Expenses

Accounting and legal	$44,980	$51,522	$118,826
Licenses and fees	17,556	350	19,506
Bank charges	569	168	891
Office	11	260	5,457
Consulting and development fees	-	-	63,728
Amortization	88	176	528

Net loss and comprehensive loss for period	$(63,204)	$(52,476)	$(208,936)

Basic and diluted loss per share	$(0.03)	(0.03)

Weighted average number of common shares outstanding	2,291,000	1,668,660

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Expressed in US dollars)

	For the year ended March 31, 2010	For the year ended March 31, 2009	Period from August 15, 2006 (inception) to March 31, 2010

Cash Flow from Operating Activities
Net loss for the period	$(63,204)	$(52,476)	$(208,936)
Amortization of equipment	88	176	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Prepaid expenses and deposits	-	5,000	-
Accounts payable	12,849	7,113	19,962
Accrued liabilities	(11,100)	8,600	6,500

Cash Used in Operating Activities	(61,367)	(31,587)	(180,796)

Cash Flow from Investing Activity
Purchase of equipment	-	-	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	13,700
Proceeds from share subscriptions	-	-	43,350
Advances from related parties	42,662	10,000	126,672

Cash Provided by Financing Activities	42,662	10,000	183,722

Increase (Decrease) in Cash	(18,705)	(21,587)	2,398
Cash, Beginning of Period	21,103	42,690	-

Cash, End of Period	$2,398	$21,103	$2,398

Supplemental information
Shares issued for services	$-	$-	$1,150
Shares issued from proceeds of share subscriptions	$-	$43,350	$43,350
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	1,150,000	1,150	-	-	-	1,150
Shares issued for cash	160,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	1,310,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	114,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	1,424,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued for cash	867,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	2,291,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	2,291,000	$2,291	$-	$55,909	$(208,936)	$(150,736)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2010 and 2009 (Expressed in US dollars)

1. Nature of Operations and Going Concern

CELLDONATE INC. (the “Company”) was incorporated under Chapter 78 of the Nevada Revised Statutes  of the State of Nevada on August 15, 2006, and has its head office in Vancouver, British Columbia, Canada.  The Company is a development stage company. The Company is in the business of developing and commercializing entertainment-based mobile solutions for charity fundraising businesses.  The Company has only recently begun operations and will be required to raise additional financing to complete the development of its anticipated products and to market them to customers.  The Company has not generated any sales revenue since inception.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred losses since inception and has an accumulated deficit of $208,936 as of March 31, 2010, limited resources and no source of operating cash flows.

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

2. Significant Accounting Policies

(a) Basis of presentation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The Company’s functional and reporting currency is the US dollar.

(b) Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to accounts payable and accrued liabilities, the fair value of warrants attached to common shares issued and the recoverability of income tax assets.  While management believes the estimates used are reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

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

(d) Foreign currency translation

Transactions in currencies other than the US dollar are translated into US dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities.  Expenses are translated at the average rates for the period, except amortization, which is translated on the same basis as the related assets.  Resulting translation gains or losses are reflected in net loss.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2010 and 2009 (Expressed in US dollars)

2. Significant Accounting Policies (continued)

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

(g) Financial instruments

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for-trading are measured at fair value with gains and losses recognized in net income. Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income and reported in shareholders’ equity.

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company prioritizes the inputs into three levels that may be used to measure fair value:

a)	Level 1– Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

b)
Level 2– Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly, such as quoted prices for similar assets or liabilities in active markets, or indirectly, such as quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions.

c)	Level 3– Applies to assets or liabilities for which there are unobservable market data.

Transaction costs that are directly attributable to the acquisition or issue of financial instruments that are classified as held-to-maturity, loans and receivables, or other financial liabilities are included in the initial carrying value of such instruments and amortized using the effective interest method. Transaction costs classified as held-for-trading are expensed when incurred, while those classified as available-for-sale are included in the initial carrying value.

(h) Income taxes

The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  The Company recognizes the effect of uncertain tax positions where it is more likely than not based on technical merits that the position could be sustained where the tax benefit has a greater than 50% likelihood of being realized upon settlement.  A valuation allowance against deferred tax assets is recorded if based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2010 and 2009 (Expressed in US dollars)

2. Significant Accounting Policies (continued)

(i) Recent accounting changes

   ● In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”), (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 is effective for the Company’s interim and annual periods ending after September 15, 2009.

   ● In May 2009, the FASB issued new guidance which is now part of ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in auditing literature and, therefore, will not result in significant changes in practice. The Company adopted this standard effective April 1, 2009.

(j) Future account pronouncement

   ● In February 2010, the FASB issued ASU 2010-09, “Subsequent Event (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 removes the requirement for a U.S. Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for the Company’s interim periods beginning July 1, 2010.

3. Equipment

	Cost	Accumulated Amortization	Net Book Value
At March 31, 2010	$528	$528	$0
At March 31, 2009	$528	$440	$88

4. Financial Instruments

The Company has designated its cash as held-for-trading and accounts payable and amounts due to related parties as other financial liabilities.

(a) Fair value

The fair values of the Company’s cash, accounts payables and amounts due to related parties approximate their carrying values because of the short-term maturity of these instruments.

(b) Credit risk

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company’s financial asset that is exposed to credit risk is cash, which is minimized to the extent that it is placed with a major financial institution.  Concentration of credit risk exists with respect to the Company’s cash as all amounts are held at a single major American financial institution.

(c) Translation risk

This risk is considered minimal as the Company does not incur any significant transactions in currencies other than US dollars.

(d) Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and liabilities.

(e) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2010, the Company had accounts payable of $19,962 (2009 - $7,113) which are due within 30 days or less.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2010 and 2009 (Expressed in US dollars)

5. Accrued Liabilities

As at March 31, 2010, accrued liabilities consist of accrued professional and consulting fees of $6,500 (2009 - $17,600).

6. Common Stock

(a) The Company issued common stock as follows:

●
During the period ended March 31, 2007, 1,150,000 common shares with a par value of $0.001 were issued for a total value of $1,150 for services rendered by founders of the Company and 160,000 common shares with a par value of $0.001 were issued for cash at $0.05 per share for a total value of $8,000.

●	During the year ended March 31, 2008, 114,000 common shares with par value of $0.001 were issued pursuant to private placements at $0.05 per share for gross proceeds of $5,700.

●
During the year ended March 31, 2009, 867,000 units, each unit consisting of one share of common stock and one-half of one warrant to purchase one share of common stock at an exercise price of $0.15 on or before September 28, 2009 were issued at a price of $0.05 per unit for gross proceeds of $43,350.  The Company received these share subscription proceeds before March 31, 2008.

(b)  During the year ended March 31, 2009, the Company issued 433,500 warrants to purchase common shares at a price of $0.05 per share.  These warrants expired unexercised on September 28, 2009.  As at March 31, 2010, no warrants to purchase common shares were outstanding.

7. Related Party Transactions

(a) Due to related parties as at March 31, 2010 includes the following:

(i)	$115,833 (2009 - $73,171) due to a company controlled by a director of the Company.

(ii)	$7,851 (2009 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (2009 - $2,988) due to directors of the Company for advances made to the Company.

(b) Accrued liabilities as at March 31, 2010 includes $nil (2009 - $7,100) payable to a company controlled by a director of the Company.

(c) The Company entered into an agreement with a company controlled by a director of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009.  The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf.  The monthly fee can be waived at the discretion of the related party. The Company incurred charges of $nil (year ended March 31, 2009 - $nil, period from August 15, 2006 to March 31, 2010 - $63,728) for the year ended March 31, 2010 pursuant to this agreement, which has been expensed as consulting and development fees.  In addition, for the year ended March 31, 2010, the Company was charged fees of $9,500 (year ended March 31, 2009 - $7,100, period from August 15, 2006 to March 31, 2010 - $16,600) by the related party for administrative costs related to the Company’s filing of its regulatory documents.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2010 and 2009 (Expressed in US dollars)

7. Related Party Transactions (continued)

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest bearing and have no specific terms of repayment.

8. Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2009 - 34%) to income before income taxes as follows:

	March 31, 2010	March 31, 2009

Computed expected income tax benefit	$(21,489)	$(17,842)
Change in valuation allowance	21,489	17,842

Income tax provision	$-	$-

The potential benefit of net operating loss carry-forwards has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred income tax asset, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are as follows:

	March 31, 2010	March 31, 2009

Net operating loss carried forward	$208,936	$145,732
Tax rate	34%	34%
Deferred income tax assets	$71,038	$49,549
Valuation allowance	(71,038)	(49,549)

Net deferred income tax assets	$-	$-

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2010 and 2009 (Expressed in US dollars)

8. Income Taxes (continued)

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred income tax assets such that a full valuation allowance has been recorded. These factors include the Company's current history of net losses and the expected near-term future losses. The Company will continue to assess the realizability of the future income tax assets based on actual and forecasted operating results. The operating losses amounting to $208,936 will expire between 2027 and 2030 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date

2007	$55,294	2027
2008	37,962	2028
2009	52,476	2029
2010	63,204	2030

	$208,936

For the years ended March 31, 2010 and 2009, the Company did not have any unrecognized tax benefits and thus no interest and penalties relating to unrecognized tax benefits were recognized.  The Company records interest and penalties on unrecognized tax benefits, if any, as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next 12 months.

The Company’s US federal income tax returns are open to examination by the Internal Revenue Service for the 2007, 2008, 2009 and 2010 taxation years.

9. Segmented Information

The Company operates primarily in one business segment being development of mobile technology with substantially all of its assets and operations located in Canada.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of June 29, 2010.

Name	Age	Position
David Strebinger	35	President, Chief Executive Officer, Secretary, Director
Michael Palethorpe	38	Chief Financial Officer, Principal Accounting Officer, Treasurer, Director
Ray Bell	59	Director

Our current directors will serve as such until our next annual shareholder meeting or until their successors are elected who accept the position. Officers hold their positions at the pleasure of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and our management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

David Strebinger, President, Chief Executive Officer, Secretary, Director

David Strebinger has been our President, Chief Executive Officer and director since our inception on August 15, 2006, and was appointed as our Secretary on August 27, 2007. He holds a Bachelor of Arts degree from the University of British Columbia, Canada.

Since January 2006, Mr. Strebinger has served as the President and Chief Executive Officer of Caring Capital Corporation, a privately-held venture capital firm focused on developing and funding companies in the technology industry that exert a positive impact on society. From February 2001 to January 2006, Mr. Strebinger acted as the President of Jupiter Capital Ventures Inc., a merchant banking and venture capital firm. In this capacity, his roles included financial analysis, project development, investment banking, budget development, accounting and contract negotiation.

Mr. Strebinger is currently the President, Chief Executive Officer and a director of United Media Partners Inc. and United Media Partners Canada Inc., both of which are private companies engaged in the business of developing and marketing a variety of online social media platforms. He is not currently a director of any other public company or any company registered as an investment company.

Michael Palethorpe, Chief Financial Officer, Principal Accounting Officer, Treasurer, Director

Michael Palethorpe has been our Chief Financial Officer, Principal Accounting Officer and Treasurer since our inception on August 15, 2006. Mr. Palethorpe served as our director from our inception on August 15, 2006 to August 27, 2007, and was reappointed as our director on January 5, 2009.

From January 2005 to August 2006, Mr. Palethorpe worked in a self-employed capacity providing services to non-profit and philanthropic organizations on a number of projects. From January 2003 to January 2005 Mr. Palethorpe served as the Western Canada Regional Manager for Landmark Education Inc. (“Landmark”), a global education enterprise with headquarters in San Francisco, California. From September 2001 to December 2002, Mr. Palethorpe acted as Landmark’s Western Canada Registration Manager, during which time he was responsible for managing 22 full-time employees and more than 150 part-time volunteers and overseeing the development and marketing of educational programs for Western Canada. From February 2000 to September 2001, he served as the President of North Shore Interactive Solutions Ltd., a company that operates one of the world’s largest mountain biking websites.

Mr. Palethorpe is not currently a director of any other public company or any company registered as an investment company.

Ray Bell, Director

Ray Bell served as our director from our inception on August 15, 2006 to August 27, 2007, and was reappointed as our director on January 5, 2009. He holds a Bachelor of Arts degree from Ohio State University.

Since January 2004, Mr. Bell has been involved in the real estate industry, as a property developer in the mountains of northeast Georgia, USA. For the past 35 years, he has also served as a Senior Captain/Instructor with Delta Airlines, Inc. At one time, Mr. Bell was also employed for seven years as the National Sales Director of Smith Barney and Primerica Financial Services. In that role, he personally recruited over 1200 people across the United States and Canada on the company’s behalf and acquired extensive business knowledge and experience.

Mr. Bell is not currently a director of any other public company or any company registered as an investment company.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2010 our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

On November 16, 2009 we established an audit committee and directed the audit committee to carry out its duties in accordance with a charter. A current copy of our audit committee charter is not yet available to our security holders on our website, but we plan to make the charter available on our website in the near future. Our entire Board of Directors carries out the functions of the audit committee.

Our audit committee has:

●	reviewed and discussed our audited financial statements with management;

●	recommended to our Board of Directors that the audited financial statements be included this annual report on Form 10-K;

●
discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T; and

●
received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with the independent accountant the independent accountant's independence.

Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Director Nominees

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board, and does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board, they may do so by communicating directly with our President at the address specified on the cover of this annual report.

Item 11. Executive Compensation

None of our directors or executive officers received any compensation from us during our last two completed fiscal years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole participates in the consideration of executive compensation.

Compensation of Directors

Our directors have not received any compensation for their services as directors from our inception on August 15, 2006 to March 31, 2010. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of June 29, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 29, 2010, there were 2, 291,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	David Strebinger (1) RR #1 Channelview Drive Bowen Island, British Columbia Canada V0N 1G0	1,202,000 (2)	52.5
Common Stock	Michael Palethorpe (3) 1243 Homer Street Vancouver, British Columbia Canada V6B 2Y9	50,000	2.2
	All Officers and Directors as a Group	1,252,000	54.7
Common Stock	Chelsea Greene RR #1 Channelview Drive Bowen Island, British Columbia Canada V0N 1G0	1,202,000 (4)	52.5
Common Stock	John Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	400,000 (5)	17.5
Common Stock	Bernadette Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	400,000 (6)	17.5

(1)	David Strebinger is our President, Chief Executive Officer, Secretary and director.

(2)
Includes 500,000 shares owned by Caring Capital Corporation, a company controlled by David Strebinger, 500,000 shares owned by Mr. Strebinger directly, and 202,000 shares owned by Chelsea Greene, the spouse of Mr. Strebinger.

(3)	Michael Palethorpe is our Chief Financial Officer, Principal Accounting Officer, Treasurer and director.

(4)
Includes 202,000 shares owned by Chelsea Greene directly, 500,000 shares owned by David Strebinger, the spouse of Ms. Greene, and 500,000 shares owned by Caring Capital Corporation, a company controlled by Mr. Strebinger.

(5)	Includes 200,000 shares owned by John Greene directly, and 200,000 shares owned by Bernadette Greene, the spouse of Mr. Greene.

(6)	Includes 200,000 shares owned by Bernadette Greene directly, and 200,000 shares owned by John Greene, the spouse of Ms. Greene.

Change of Control

As of June 29, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 18, 2008 we issued 202,000 units to Chelsea Greene, the spouse of David Strebinger, our President, Chief Executive Officer, Secretary and director, at a price of $0.05 per unit in exchange for cash proceeds of $10,100. Each unit was comprised of one share of our common stock and one-half of one warrant to purchase one share of our common stock at an exercise price of $0.15 per share on or before September 28, 2009.

On May 8, 2009 we entered into an amendment agreement with Caring Capital Corporation (“Caring Capital”), a company controlled by Mr. Strebinger, to amend the terms of our agreement with Caring Capital dated August 15, 2006. Pursuant to the amendment agreement, we altered the payment terms of the original agreement to eliminate our obligation to issue notes convertible into shares of our common stock to Caring Capital at the conclusion of the facilitation.

As at March 31, 2010 we were indebted $115,833 to Caring Capital for consulting and development costs paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment.

As at March 31, 2010 we were indebted $7,851 to Chelber Real Estate Inc., a company controlled by Chelsea Greene, our shareholder and the spouse of Mr. Strebinger, for legal fees paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment.

As at March 31, 2010 we were indebted $2,938 to Mr. Strebinger for advances made to us for the purpose of working capital. This amount is non-interest bearing and has no specific terms of repayment.  As at March 31, 2010 we were also indebted $50 to Michael Palethorpe, our Chief Financial Officer, Principal Accounting Officer, Treasurer and director, for advances made to us for the same purpose.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Only one of our current directors, Ray Bell, meets this definition of independence.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Smythe Ratcliffe LLP, in connection with the audit of our financial statements for the years ended March 31, 2010 and 2009, and any other fees billed for services rendered by our auditors during these periods.

Smythe Ratcliffe LLP
Period from April 1, 2009 to March 31, 2010
Audit fees	$12,500
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$12,500

Smythe Ratcliffe LLP
Period from April 1, 2008 to March 31, 2009
Audit fees	$14,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$14,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the “Index to Financial Statements” set forth on page F-1.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

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

Date: June 29, 2010	Celldonate Inc.

	By:	/s/ David Strebinger
David Strebinger
President, Chief Executive Officer, Secretary, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Strebinger	President, Chief Executive Officer, Secretary, Director	June 29, 2010
David Strebinger

/s/ Michael Palethorpe	Chief Financial Officer, Principal Accounting Officer, Treasurer, Director	June 29, 2010
Michael Palethorpe

/s/ Ray Bell	Director	June 29, 2010
Ray Bell