Form 10-Q
period 2010-06-30
Celldonate Inc.
filed 2010-08-13
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

(604) 899-2772
(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2010 the registrants outstanding common stock consisted of 2,291,000 shares.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Celldonate Inc. (we, our, us, the Company) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CELLDONATE INC.
(A Development Stage Company)

June 30, 2010
Financial Statements
(Unaudited Expressed in US dollars)

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited Expressed in US dollars)

	June 30, 2010	March 31, 2010
Assets

Current
Cash	$2,248	$2,398

Liabilities

Current
Accounts payable	$25,266	$19,962
Accrued liabilities (note 5)	3,000	6,500
Due to related parties (note 7)	142,781	126,672

	171,047	153,134

Stockholders Deficiency

Common stock (note 6)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value vvsscsasdavavvaluevalue
Issued and outstanding:
2,291,000 common shares, $0.001 par value
(2,291,000 as at March 31, 2010)	2,291	2,291
Additional paid-in capital	55,909	55,909
Deficit accumulated during the development stage	(226,999)	(208,936)

Total stockholders deficiency	(168,799)	(150,736)

Total liabilities and stockholders deficiency	$2,248	$2,398

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited Expressed in US dollars)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	Period from August 15, 2006 (inception) to June 30, 2010
Expenses
Accounting and legal	$12,831	$5,579	$131,657
Licenses and fees	5,082	3,129	24,588
Bank charges	150	120	1,041
Consulting and development fees	-	-	63,728
Office	-	-	5,457
Amortization	-	44	528

Net loss and comprehensive loss for period	$(18,063)	$(8,872)	$(226,999)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	2,291,000	2,291,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited Expressed in US dollars)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	Period from August 15, 2006 (inception) to June 30, 2010
Cash Flow from Operating Activities
Net loss for the period	$(18,063)	$(8,872)	$(226,999)
Amortization of equipment	-	44	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Accounts payable	5,304	1,182	25,266
Accrued liabilities	(3,500)	-	3,000

Cash Used in Operating Activities	(16,259)	(7,646)	(197,055)

Cash Flow from Investing Activity
Purchase of equipment	-	-	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	13,700
Proceeds from share subscriptions	-	-	43,350
Advances from (repayments to) related parties	16,109	(10,000)	142,781

Cash Provided by (Used in) Financing Activities	16,109	(10,000)	199,831

Increase (Decrease) in Cash	(150)	(17,646)	2,248
Cash, Beginning of Period	2,398	21,103	-

Cash, End of Period	$2,248	$3,457	$2,248

Supplemental information
Shares issued for services	$-	$-	$1,150
Shares issued from proceeds of share subscriptions	-	-	43,350
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders Deficiency (Unaudited Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	1,150,000	1,150	-	-	-	1,150
Shares issued for cash	160,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	1,310,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	114,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	1,424,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	867,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	2,291,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	2,291,000	2,291	-	55,909	(208,936)	(150,736)
Net loss for period	-	-	-	-	(18,063)	(18,063)

Balance, June 30, 2010	2,291,000	$2,291	$-	$55,909	$(226,999)	$(168,799)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2010 (Unaudited Expressed in US dollars)

1.  Nature of Operations and Going Concern

CELLDONATE INC. (the Company) was incorporated under Chapter 78 of the Nevada Revised Statutes of the State of Nevada on August 15, 2006, and has its head office in Vancouver, British Columbia, Canada. The Company is a development stage company in the business of developing and commercializing entertainment-based mobile solutions for charity fundraising businesses. The Company has only recently begun operations and will be required to raise additional financing to complete the development of its anticipated products and to market them to customers. The Company has not generated any sales revenue since inception.

The Companys financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred losses since inception and has an accumulated deficit of $226,999 as of June 30, 2010, has limited resources and no source of operating cash flows.

The Companys continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short term, raising additional equity or debt financing either from its own resources or from third parties, and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these financial statements could be material.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classifications of the liabilities that may result from the inability of the Company to continue as a going concern.

2.  Significant Accounting Policies

(a)  Basis of presentation

These unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The Companys functional and reporting currency is the US dollar.

These unaudited financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Companys audited financial statements and notes for the year ended March 31, 2010, as filed in its Form 10-K.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2010 (Unaudited Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2010 (Unaudited Expressed in US dollars)

2.  Significant Accounting Policies (continued)

(g)  Financial instruments

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for-trading are measured at fair value with gains and losses recognized in net income. Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income and reported in shareholders equity.

A financial instruments categorization within the fair value hierarchy is based upon the lowest level input that is significant to the fair value measurement. The Company prioritizes the inputs into three levels that may be used to measure fair value:

a)	Level 1 Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

b)
Level 2 Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly, such as quoted prices for similar assets or liabilities in active markets, or indirectly, such as quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions.

c)	Level 3 Applies to assets or liabilities for which there are unobservable market data.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2010 (Unaudited Expressed in US dollars)

2.  Significant Accounting Policies (continued)

(i)  Future accounting pronouncement

●
In February 2010, the FASB issued ASU 2010-09, Subsequent Event (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for a US Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for the Companys interim period beginning July 1, 2010.

3.  Equipment

Computers	Cost	Accumulated Amortization	Net Book Value
At June 30, 2010	$528	$528	$-
At March 31, 2010	$528	$528	$-

4.  Financial Instruments

The Company has designated its cash as held-for-trading and accounts payable and amounts due to related parties as other financial liabilities.

(i)	Fair value

The fair value of the Companys cash, accounts payable and amounts due to related parties approximate their carrying values because of the short-term maturity of these instruments.

(ii)	Credit risk

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Companys financial asset that is exposed to credit risk is cash, which is minimized to the extent that it is placed with a major financial institution. Concentration of credit risk exists with respect to the Companys cash as all amounts are held at a single major American financial institution.

(iii)	Translation risk

This risk is considered minimal as the Company does not incur any significant transactions in currencies other than U.S. dollars.

(iv)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and liabilities.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2010 (Unaudited Expressed in US dollars)

4.  Financial Instruments (continued)

(v)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2010, the Company has accounts payable of $25,256 (March 31, 2010 - $19,962) which are due within 30 days or less.

5.  Accrued Liabilities

As at June 30, 2010, accrued liabilities consist of accrued accounting and consulting fees of $3,000 (March 31, 2010 - $6,500).

6.  Common Stock

(a)	The Company issued common stock as follows:

●
During the period ended March 31, 2007, 1,150,000 common shares with a par value of $0.001 were issued for a total value of $1,150 for services rendered by founders of the Company and 160,000 common shares with a par value of $0.001 were issued for cash at a price of $0.05 per share for a gross proceeds of $8,000.

●	During the year ended March 31, 2008, 114,000 common shares with a par value of $0.001 were issued for cash at a price of $0.05 per share for gross proceeds of $5,700.

●
During the year ended March 31, 2009, 867,000 units, each unit consisting of one common share and one-half of one warrant to purchase one common share at an exercise price of $0.15 per share on or before September 28, 2009 were issued for cash at a price of $0.05 per unit for gross proceeds of $43,350. The Company received these share subscription proceeds before March 31, 2008.

(b)
During the year ended March 31, 2009, the Company issued 433,500 warrants to purchase common shares at a price of $0.15 per share. These warrants expired unexercised on September 28, 2009. As at June 30, 2010, no warrants to purchase common shares were outstanding.

7.  Related Party Transactions

(a)	Due to related parties as at June 30, 2010 includes the following:

(i)	$131,942 (March 31, 2010 $115,833) due to a company controlled by a director of the Company.

(ii)	$7,851 (March 31, 2010 $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2010 $2,988) due to directors of the Company for advances made to the Company.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2010 (Unaudited Expressed in US dollars)

7.  Related Party Transactions (continued)

(b)
The Company entered into an agreement with a company controlled by a director of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The monthly fee can be waived at the discretion of the related company. Pursuant to this agreement, for the three months ended June 30, 2010, the Company incurred charges of $nil (three months ended June 30, 2009 - $nil, period from August 15, 2006 to June 30, 2010 - $63,728), which has been expensed as consulting and development fees. In addition, for the three months ended June 30, 2010, the Company was charged fees of $5,000 (three months ended June 30, 2009 - $nil, period from August 15, 2006 to June 30, 2010 - $21,600) by the related company for administrative costs related to the Companys filing of its regulatory documents.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest bearing and have no specific terms of repayment.

8.  Segmented Information

The Company operates primarily in one business segment being development of mobile technology with substantially all of its assets and operations located in Canada.

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Our unaudited financial statements are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2011. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2010, as filed in our annual report on Form 10-K.

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

We have designed the Celldonate mobile games suite so that individuals will have to purchase a charity donations game card that allows them to download the suite to their mobile device of choice in order to play the games. Each game card will come with an initial allocation of reward points, and after these points are exhausted individuals we will be required to make charitable donations through the mobile device on which the card is registered in order to earn more reward points. This will allow such individuals to play more games and give them more opportunities to win prizes.

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

Results of Operations

During the three months ended June 30, 2010 we incurred a net loss of $18,063, compared to a net loss of $8,872 during the same period in the prior year (fiscal 2009). Our net loss from our inception on August 15, 2006 to June 30, 2010 was $226,999. Our net loss per share for the three months ended June 30, 2010 was $0.01, as was our net loss per share during the same period in fiscal 2009.

During the three months ended June 30, 2010 we incurred total expenses of $18,063, compared to total expenses of $8,872 during the same period in fiscal 2009. From our inception on August 15, 2006 to June 30, 2010 we incurred total expenses of $226,999.

Our total expenses during the three months ended June 30, 2010 consisted of $12,831 in accounting and legal fees, $5,082 in licenses and fees and $150 in bank charges. During the same period in fiscal 2009 our total expenses consisted of $5,579 in accounting and legal fees, $3,129 in licenses and fees, $120 in bank charges and $44 in amortization. The increase in our expenses for the three months ended June 30, 2010 was primarily due to an increase in our legal and accounting fees associated with being a public company.

Our total expenses from our inception on August 15, 2006 to June 30, 2010 consisted of consisted of $131,657 in accounting and legal fees, $24,588 in licenses and fees, $1,041 in bank charges, $63,728 in consulting and development fees, $5,457 in office expenses and $528 in amortization.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to June 30, 2010 we did not generate any revenues. As of June 30, 2010 we had $2,248 in cash in our bank accounts, a working capital deficiency of $168,799 and an accumulated deficit of $226,999. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $226,999 from our inception on August 15, 2006 to June 30, 2010 was funded by equity financing and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the three months ended June 30, 2010 we spent $16,259 in cash on operating activities, compared to $7,646 during the same period in fiscal 2009. The increase in cash used on operating activities for the three months ended June 30, 2010 was primarily due to an increase in our net loss for the period offset by fluctuations in our accounts payable and accrued liabilities balances.

We did not engage in any investing activities during three months ended June 30, 2010 or the same period in fiscal 2009.

During the three months ended June 30, 2010 we received $16,109 in cash from financing activities, compared to spending of $10,000 in cash during the same period in fiscal 2009. The increase in our receipts from financing activities for the three months ended June 30, 2010 was entirely due to an increase in advances from related parties.

From our inception on August 15, 2006 to June 30, 2010 we spent $197,055 in cash on operating activities and $528 on investing activities, and we received $199,831 in cash from financing activities, including $142,781 in advances from related parties and $57,050 in proceeds from share subscriptions and the issuance of our common stock.

During the three months ended June 30, 2010 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $5,420, compared to approximately $2,548 during the same period in fiscal 2009. In the absence of the continued sale of our common stock or advances from related parties, our cash of $2,248 as of June 30, 2010 is sufficient to cover our current monthly burn rate for less than one month.

For the next 12 months (beginning August 2010) we intend to:

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

Upon securing appropriate financing, our planned expenditures for the next 12 months (beginning August 2010) are summarized as follows:

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

Based on our planned expenditures, we will require additional funds of approximately $567,750 (a total of $570,000 less our cash of approximately $2,250 as of December 31, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended June 30, 2010 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $570,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $567,750) from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Foreign Currency Translation

Our financial statements are presented in United States dollars. Transactions in currencies other than the US dollar are translated into US dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Expenses are translated at the average rates for the period, excluding amortization, which is translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net loss.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

Date: August 13, 2010	Celldonate Inc.

	By:	/s/ David Strebinger
David Strebinger
President, Chief Executive Officer, Secretary, Director