Form 10-Q
period 2010-09-30
Celldonate Inc.
filed 2010-11-12
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

(604) 899-2117
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

As of November 12, 2010 the registrant’s outstanding common stock consisted of 22,910,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CELLDONATE INC.
(A Development Stage Company)

September 30, 2010
Financial Statements
(Unaudited – Expressed in US dollars)

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited – Expressed in US dollars)

	September 30, 2010	March 31, 2010

Assets

Current
Cash	$1,414	$2,398

Total assets	$1,414	$2,398

Liabilities and Stockholders’ Deficiency

Current
Accounts payable	$26,631	$19,962
Accrued liabilities (note 5)	3,000	6,500
Due to related parties (note 7)	152,457	126,672

Total liabilities	182,088	153,134

Stockholders’ Deficiency

Common stock (note 6)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
2,291,000 common shares, $0.001 par value	2,291	2,291
Additional paid-in capital	55,909	55,909
Deficit accumulated during the development stage	(238,874)	(208,936)

Total stockholders’ deficiency	(180,674)	(150,736)

Total liabilities and stockholders’ deficiency	$1,414	$2,398

Nature of operations and going concern (note 1)
Subsequent event (note 9)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited – Expressed in US dollars)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the six months ended September 30, 2010	For the six months ended September 30, 2009	Period from August 15, 2006 (inception) to September 30, 2010

Expenses
Accounting and legal	$7,131	$10,538	$19,962	$16,117	$138,788
Licenses and fees	4,594	275	9,676	3,404	29,182
Bank charges	150	150	300	270	1,191
Consulting and development fees	-	-	-	-	63,728
Office	-	11	-	11	5,457
Amortization	-	44	-	88	528

Net loss and comprehensive loss for period	$(11,875)	$(11,018)	$(29,938)	$(19,890)	$(238,874)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	2,291,000	2,291,000	2,291,000	2,291,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited – Expressed in US dollars)

	For the six months ended September 30, 2010	For the six months ended September 30, 2009	Period from August 15, 2006 (inception) to September 30, 2010
Cash Flow from Operating Activities
Net loss for the period	$(29,938)	$(19,890)	$(238,874)
Amortization of equipment	-	88	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Accounts payable	6,669	(2,879)	26,631
Accrued liabilities	(3,500)	400	3,000
Cash Used in Operating Activities	(26,769)	(22,281)	(207,565)
Cash Flow from Investing Activity
Purchase of equipment	-	-	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Advances from related parties	25,785	4,210	152,457
Cash Provided by Financing Activities	25,785	4,210	209,507
Increase (Decrease) in Cash	(984)	(18,071)	1,414
Cash, Beginning of Period	2,398	21,103	-
Cash, End of Period	$1,414	$3,032	$1,414
Supplemental information
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	1,150,000	1,150	-	-	-	1,150
Shares issued for cash	160,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	1,310,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	114,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	1,424,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	867,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	2,291,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	2,291,000	2,291	-	55,909	(208,936)	(150,736)
Net loss for period	-	-	-	-	(29,938)	(29,938)

Balance, September 30, 2010	2,291,000	$2,291	$-	$55,909	$(238,874)	$(180,674)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six Months ended September 30, 2010 (Unaudited – Expressed in US dollars)

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred losses since inception and has an accumulated deficit of $238,874 as of September 30, 2010, limited resources and no source of operating cash flows.

The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short term, raising additional equity or debt financing either from its own resources or from third parties, and achieving profitable operations.  The Company is in the process of raising additional equity funding to complete development of its anticipated products.  In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these financial statements could be material.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classifications of the liabilities that may result from the inability of the Company to continue as a going concern.

2.  Significant Accounting Policies

(a)  Basis of presentation

These unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s functional and reporting currency is the US dollar.

These unaudited financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information.  The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2011.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted.  These unaudited financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited financial statements and notes for the year ended March 31, 2010, as filed in its Form 10-K.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six Months ended September 30, 2010 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six Months ended September 30, 2010 (Unaudited – Expressed in US dollars)

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level input that is significant to the fair value measurement.  The Company prioritizes the inputs into three levels that may be used to measure fair value:

a)	Level 1 – Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

b)
Level 2 – Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly, such as quoted prices for similar assets or liabilities in active markets, or indirectly, such as quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions.

c)	Level 3 – Applies to assets or liabilities for which there are unobservable market data.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six Months ended September 30, 2010 (Unaudited – Expressed in US dollars)

2.  Significant Accounting Policies (continued)

(i)  Subsequent events

In February 2010, the FASB issued ASU 2010-09, “Subsequent Event (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  ASU 2010-09 removes the requirement for a US Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP.  All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors.  That amendment is effective for the Company’s interim period beginning July 1, 2010.

3.  Equipment

Computers	Cost	Accumulated Amortization	Net Book Value
At September 30, 2010	$528	$528	$-
At March 31, 2010	$528	$528	$-

4.  Financial Instruments

The Company has designated its cash as held-for-trading and accounts payable and amounts due to related parties as other financial liabilities.

(a)  Fair value

The fair value of the Company’s cash, accounts payable and amounts due to related parties approximate their carrying values because of the short-term maturity of these instruments.

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

(c)  Translation risk

The Company’s functional currency is the US dollar.  The Company translates transactions in Canadian dollars into US currency using rates at the date of the transactions.  The exchange rate may vary from time to time.

(d)  Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and liabilities.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six Months ended September 30, 2010 (Unaudited – Expressed in US dollars)

4.  Financial Instruments (continued)

(e)  Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due.  The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities.  At September 30, 2010, the Company had accounts payable of $26,631 (March 31, 2010 - $19,962) which are due within 30 days or less.

5.  Accrued Liabilities

As at September 30, 2010, accrued liabilities consist of accrued accounting and consulting fees of $3,000 (March 31, 2010 - $6,500).

6.  Common Stock

(a)	The Company issued common stock as follows:

●
During the period ended March 31, 2007, 1,150,000 common shares with a par value of $0.001 were issued for a total value of $1,150 for services rendered by founders of the Company and 160,000 common shares with a par value of $0.001 were issued for cash at a price of $0.05 per share for gross proceeds of $8,000.

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

(b)
During the year ended March 31, 2009, the Company issued 433,500 warrants to purchase common shares at a price of $0.15 per share.  These warrants expired unexercised on September 28, 2009.  As at September 30, 2010, no warrants to purchase common shares were outstanding.

7.  Related Party Transactions

(a)  Due to related parties as at September 30, 2010 includes the following:

(i)	$141,618 (March 31, 2010 - $115,833) due to a company controlled by a director of the Company.

(ii)	$7,851 (March 31, 2010 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2010 - $2,988) due to directors of the Company for advances made to the Company.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six Months ended September 30, 2010 (Unaudited – Expressed in US dollars)

7.  Related Party Transactions (continued)

(b)
The Company entered into an agreement with a company controlled by a director of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009.  The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf.  The monthly fee can be waived at the discretion of the related company. Pursuant to this agreement, for the three and six months ended September 30, 2010, the Company incurred charges of $nil (three and six months ended September 30, 2009 - $nil; period from August 15, 2006 to September 30, 2010 - $63,728), which has been expensed as consulting and development fees.  In addition, for the three months ended September 30, 2010, the Company was charged fees of $5,000, and for the six months ended September 30, 2010, the Company was charged fees of $10,000 (three and six months ended September 30, 2009 - $nil; period from August 15, 2006 to September 30, 2010 - $26,600) by the related company for administrative costs related to the Company’s filing of its regulatory documents.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest bearing and have no specific terms of repayment.

8.  Segmented Information

The Company operates primarily in one business segment being development of mobile technology with substantially all of its assets and operations located in Canada.

9.  Subsequent Event

In October 2010, the Company declared a stock dividend of nine shares of the Company’s common stock on each one issued and outstanding share of common stock.  This dividend will increase the number of issued and outstanding common shares from 2,291,000 to 22,910,000.  The effects of this stock dividend have not been retroactively reflected in the accompanying financial statements.

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

On October 29, 2010, we effected a stock dividend by way of a forward split. In connection with this, on November 1, 2010, our shareholders of record on October 29, 2010, received nine shares of our common stock for each one issued and outstanding share of our common stock. Following the payment of the stock dividend, our issued and outstanding common stock increased from 2,291,000 shares to 22,910,000 shares, representing an increase of 20,619,000 shares.

Results of Operations

For the Three Months Ended September 30, 2010

During the three months ended September 30, 2010 we incurred a net loss of $11,875, compared to a net loss of $11,018 during the same period in the prior year (“fiscal 2009”). Our net loss from our inception on August 15, 2006 to September 30, 2010 was $238,874. Our net loss per share for the three months ended September 30, 2010 was $0.01, as was our net loss per share during the same period in fiscal 2009.

During the three months ended September 30, 2010 we incurred total expenses of $11,875 compared to total expenses of $11,018 during the same period in fiscal 2009. From our inception on August 15, 2006 to September 30, 2010 we incurred total expenses of $238,874.

Our total expenses during the three months ended September 30, 2010 consisted of $7,131 in accounting and legal fees, $4,594 in licenses and fees and $150 in bank charges. For the same period in fiscal 2009 our total expenses consisted of $10,538 in accounting and legal fees, $275 in licenses and fees, $150 in bank charges, $11 in office costs and $44 in amortization.

Our total expenses from our inception on August 15, 2006 to September 30, 2010 consisted of $138,788 in accounting and legal fees, $29,182 in licenses and fees, $1,191 in bank charges, $63,728 in consulting and development fees, $5,457 in office expenses and $528 in amortization.

For the Six Months Ended September 30, 2010

For the six months ended September 30, 2010 we incurred a net loss of $29,938, compared to a net loss of $19,890 during the same period in fiscal 2009. Our net loss per share for the six months ended September 30, 2010 was $0.01, as was our net loss per share during the same period in fiscal 2009.

For the six months ended September 30, 2010 we incurred total expenses of $29,938, compared to total expenses of $19,890 during the same period in fiscal 2009.

Our total expenses for the six months ended September 30, 2010 consisted of $19,962 in accounting and legal fees, $9,676 in licences and fees and $300 in bank charges. For the same period in fiscal 2009 our expenses consisted of $16,117 in accounting and legal fees, $3,404 in licenses and fees, $270 in bank charges, $11 in office expenses and $88 in amortization.
The increase in our expenses for the three months ended September 30, 2010 was primarily due to increases in our licenses and fees and our legal and accounting fees associated with being a public company.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to June 30, 2010 we did not generate any revenues. As of September 30, 2010 we had $1,414 in cash in our bank accounts, a working capital deficiency of $180,674 and an accumulated deficit of $238,874. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $238,874 from our inception on August 15, 2006 to September 30, 2010 was funded by equity financing and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2010 we spent $26,769 in cash on operating activities, compared to $22,281 during the same period in fiscal 2009. The increase in cash used on operating activities for the six months ended September 30, 2010 was primarily due to an increase in our net loss for the period offset by fluctuations in our accounts payable and accrued liabilities balances.

We did not engage in any investing activities during six months ended September 30, 2010 or the same period in fiscal 2009.

During the six months ended September 30, 2010 we received $25,785 in cash from financing activities, compared to $4,210 in cash during the same period in fiscal 2009. The increase in our receipts from financing activities for the six months ended September 30, 2010 was entirely due to an increase in advances from related parties.

From our inception on August 15, 2006 to September 30, 2010 we spent $207,565 in cash on operating activities and $528 on investing activities, and we received $209,507 in cash from financing activities, including $152,457 in advances from related parties and $57,050 in proceeds from share subscriptions and the issuance of our common stock.

For the next 12 months (beginning November 2010) we intend to:

●
enter into strategic partnerships with various retailers, service providers and charitable and non-profit organizations regarding the sale, distribution and redemption of our charity donations game cards and reward points;

●	complete the testing of the Celldonate mobile games suite on new mobile devices as required;

●	retain two business development consultants on a part-time basis to provide us with technical services regarding our operations and planned activities; and

●	complete private and/or public financing to cover the costs of marketing the initial version of the Celldonate mobile games suite as well as any other proprietary mobile applications we may create.

Currently, we only own the copyright in the Celldonate mobile games suite, in a number of proprietary mobile applications associated with the suite and in a variety of Internet domain names. We expect to require approximately $570,000 to continue our planned operations over the next 12 months.

Upon securing appropriate financing, our planned expenditures for the next 12 months (beginning November 2010) are summarized as follows:

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

Based on our planned expenditures, we will require additional funds of approximately $568,586 (a total of $570,000 less our cash of approximately $1,414 as of September 30, 2010) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the six months ended September 30, 2010 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $570,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $568,586) from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2010	Celldonate Inc.

	By:	/s/ David Strebinger
David Strebinger
President, Chief Executive Officer, Secretary, Director