Form 10-Q
period 2010-12-31
Celldonate Inc.
filed 2011-02-08
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 8, 2011 the registrant’s outstanding common stock consisted of 22,910,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CELLDONATE INC.
(A Development Stage Company)

December 31, 2010
Financial Statements
(Unaudited – Expressed in US dollars)

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited – Expressed in US dollars)

	December 31, 2010	March 31, 2010

Assets

Current
Cash	$1,264	$2,398

Total assets	$1,264	$2,398

Liabilities and Stockholders’ Deficiency

Current
Accounts payable	$30,242	$19,962
Accrued liabilities (note 5)	3,000	6,500
Due to related parties (note 7)	165,827	126,672

Total liabilities	199,069	153,134

Stockholders’ Deficiency

Common stock (note 6)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,291,000 common shares, $0.001 par value	22,910	2,291
Additional paid-in capital	35,290	55,909
Deficit accumulated during the development stage	(256,005)	(208,936)

Total stockholders’ deficiency	(197,805)	(150,736)

Total liabilities and stockholders’ deficiency	$1,264	$2,398

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited – Expressed in US dollars)

	For the three months ended December 31, 2010	For the three months ended December 31, 2009	For the nine months ended December 31, 2010	For the nine months ended December 31, 2009	Period from August 15, 2006 (inception) to December 31, 2010

Expenses
Accounting and legal	$11,104	$11,606	$31,066	$27,723	$149,892
Licenses and fees	5,877	7,059	15,553	10,463	35,059
Bank charges	150	150	450	420	1,341
Consulting and development fees	-	-	-	-	63,728
Office	-	-	-	11	5,457
Amortization	-	-	-	88	528

Net loss and comprehensive loss for period	$(17,131)	$(18,815)	$(47,069)	$(38,705)	$(256,005)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	22,910,000	22,910,000	22,910,000	22,910,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited – Expressed in US dollars)

	For the nine months ended December 31, 2010	For the nine months ended December 31, 2009	Period from August 15, 2006 (inception) to December 31, 2010
Cash Flow from Operating Activities
Net loss for the period	$(47,069)	$(38,705)	$(256,005)
Amortization of equipment	-	88	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Accounts payable	10,280	16,994	30,242
Accrued liabilities	(3,500)	(14,600)	3,000
Cash Used in Operating Activities	(40,289)	(36,223)	(221,085)
Cash Flow from Investing Activity
Purchase of equipment	-	-	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Advances from related parties	39,155	18,003	165,827
Cash Provided by Financing Activities	39,155	18,003	222,877
Increase (Decrease) in Cash	(1,134)	(18,220)	1,264
Cash, Beginning of Period	2,398	21,103	-
Cash, End of Period	$1,264	$2,883	$1,264
Supplemental information
Shares issued for services	$-	$-	$1,150
Stock dividend issued for no consideration	$20,619	$-	$20,619
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	(20,619)	-	-
Net loss for period	-	-	-	-	(47,069)	(47,069)

Balance, December 31, 2010	22,910,000	$22,910	$-	$35,290	$(256,005)	$(197,805)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2010 (Unaudited – Expressed in US dollars)

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred losses since inception and has an accumulated deficit of $256,005 as of December 31, 2010, limited resources and no source of operating cash flows.

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

These unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The Company’s functional and reporting currency is the US dollar. All share and per share amounts previously reported have been restated to give effect to the stock dividend described in note 6(b).

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2010 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2010 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2010 (Unaudited – Expressed in US dollars)

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

3.  Equipment

Computers	Cost	Accumulated Amortization	Net Book Value
At December 31, 2010	$528	$528	$-
At March 31, 2010	$528	$528	$-

4.  Financial Instruments

The Company has designated its cash as held-for-trading and accounts payable and amounts due to related parties as other financial liabilities.

(a)	Fair value

The fair value of the Company’s cash, accounts payable and amounts due to related parties approximate their carrying values because of the short-term maturity of these instruments. The fair value of amounts due to related parties cannot be determined as there is no external market for such instruments.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2010 (Unaudited – Expressed in US dollars)

4. Financial Instruments (continued)

(e)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due.  The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities.  At December 31, 2010, the Company had accounts payable of $30,242 (March 31, 2010 - $19,962) which are due within 30 days, and amounts due to related parties with no specific terms of repayment.

5. Accrued Liabilities

As at December 31, 2010, accrued liabilities consist of accrued accounting fees of $3,000 (March 31, 2010 - $6,500).

6. Common Stock

(a)	The Company issued common stock as follows:

●
During the period ended March 31, 2007, 11,500,000 common shares with a par value of $0.001 were issued for a total value of $1,150 for services rendered by founders of the Company and 1,600,000 common shares with a par value of $0.001 were issued for cash at a price of $0.005 per share for gross proceeds of $8,000.

●	During the year ended March 31, 2008, 1,140,000 common shares with a par value of $0.001 were issued for cash at a price of $0.005 per share for gross proceeds of $5,700.

●
During the year ended March 31, 2009, 867,000 units, each unit consisting of one common share and one-half of one warrant to purchase one common share at an exercise price of $0.15 per share on or before September 28, 2009 were issued for cash at a price of $0.05 per unit for gross proceeds of $43,350.  Pursuant to the stock dividend disclosed in note 6(b), the total number of issued units subsequent to the stock dividend would have been the equivalent of 8,670,000 units. The Company had received these share subscriptions before March 31, 2008.

(b)	Stock dividend

●
On October 29, 2010, the Company approved a stock dividend of nine shares of the Company’s common stock for each one issued and outstanding share of common stock. As a result of the dividend, the number of issued and outstanding common shares increased from 2,291,000 to 22,910,000. The stock dividend has been accounted for similar to a stock split and, accordingly, the Company recorded an increase to capital stock of $20,619 with a corresponding decrease to additional paid-in capital. All per share and share amounts have been restated to reflect the stock dividend.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2010 (Unaudited – Expressed in US dollars)

7.  Related Party Transactions

(a)	Due to related parties as at December 31, 2010 includes the following:

(i) $154,988 (March 31, 2010 - $115,833) due to a company controlled by a director of the Company.

(ii) $7,851 (March 31, 2010 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii) $2,988 (March 31, 2010 - $2,988) due to directors of the Company for advances made to the Company.

(b)
The Company entered into an agreement with a company controlled by a director of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009.  The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf.  The monthly fee can be waived at the discretion of the related company. Pursuant to this agreement, for the three and nine months ended December 31, 2010, the Company incurred charges of $nil (three and nine months ended December 31, 2009 - $nil; period from August 15, 2006 to December 31, 2010 - $63,728), which has been expensed as consulting and development fees.

In addition, for the three months ended December 31, 2010, the Company was charged fees of $5,000 and for the nine months ended December 31, 2010, the Company was charged fees of $15,000 (three and nine months ended December 31, 2009 - $4,500; period from August 15, 2006 to December 31, 2010 - $31,600) by the related company for administrative costs.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

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

Results of Operations

For the Three Months Ended December 31, 2010

During the three months ended December 31, 2010 we incurred a net loss of $17,131, compared to a net loss of $18,815 during the same period in the prior year (“fiscal 2009”). Our net loss from our inception on August 15, 2006 to December 31, 2010 was $256,005. Our net loss per share for the three months ended December 31, 2010 was $0.01, as was our net loss per share during the same period in fiscal 2009.

During the three months ended December 31, 2010 we incurred total expenses of $17,131 compared to total expenses of $18,815 during the same period in fiscal 2009. From our inception on August 15, 2006 to December 31, 2010 we incurred total expenses of $256,005.

Our total expenses during the three months ended December 31, 2010 consisted of $11,104 in accounting and legal fees, $5,877 in licenses and fees and $150 in bank charges. For the same period in fiscal 2009 our total expenses consisted of $11,606 in accounting and legal fees, $7,059 in licenses and fees and $150 in bank charges.

Our total expenses from our inception on August 15, 2006 to December 31, 2010 consisted of $149,892 in accounting and legal fees, $35,059 in licenses and fees, $1,341 in bank charges, $63,728 in consulting and development fees, $5,457 in office expenses and $528 in amortization.

For the Nine Months Ended December 31, 2010

For the nine months ended December 31, 2010 we incurred a net loss of $47,069, compared to a net loss of $38,705 during the same period in fiscal 2009. Our net loss per share for the nine months ended December 31, 2010 was $0.01, as was our net loss per share during the same period in fiscal 2009.

For the nine months ended December 31, 2010 we incurred total expenses of $47,069, compared to total expenses of $38,705 during the same period in fiscal 2009.

Our total expenses for the nine months ended December 31, 2010 consisted of $31,066 in accounting and legal fees, $15,553 in licences and fees and $450 in bank charges. For the same period in fiscal 2009 our total expenses consisted of $27,723 in accounting and legal fees, $10,463 in licenses and fees, $420 in bank charges, $11 in office expenses and $88 in amortization.

The increase in our expenses for the nine months ended December 31, 2010 was primarily due to increases in our licenses and fees and our legal and accounting fees associated with being a public company.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to December 31, 2010 we did not generate any revenues. As of December 31, 2010 we had $1,264 in cash in our bank accounts, a working capital deficiency of $197,805 and an accumulated deficit of $256,005. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $256,005 from our inception on August 15, 2006 to December 31, 2010 was funded by equity financing and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the nine months ended December 31, 2010 we spent $40,289 in cash on operating activities, compared to $36,223 during the same period in fiscal 2009. The increase in cash used on operating activities for the nine months ended December 31, 2010 was primarily due to an increase in our net loss for the period offset by fluctuations in our accounts payable and accrued liabilities balances.

We did not engage in any investing activities during nine months ended December 31, 2010 or the same period in fiscal 2009.

During the nine months ended December 31, 2010 we received $39,155 in cash from financing activities, compared to $18,003 in cash during the same period in fiscal 2009. The increase in our receipts from financing activities for the nine months ended December 31, 2010 was entirely due to an increase in advances from related parties.

From our inception on August 15, 2006 to December 31, 2010 we spent $221,085 in cash on operating activities and $528 on investing activities, and we received $222,877 in cash from financing activities, including $165,827 in advances from related parties and $57,050 in proceeds from share subscriptions and the issuance of our common stock.

For the next 12 months (beginning February 2011) we intend to:

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

Upon securing appropriate financing, our planned expenditures for the next 12 months (beginning February 2011) are summarized as follows:

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

Based on our planned expenditures, we will require additional funds of approximately $568,736 (a total of $570,000 less our cash of approximately $1,264 as of December 31, 2010) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the nine months ended December 31, 2010 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $570,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $568,736) from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 8, 2011	Celldonate Inc.

	By:	/s/ David Strebinger
David Strebinger
President, Chief Executive Officer, Secretary, Director