Form 10-K
period 2011-03-31
Celldonate Inc.
filed 2011-06-28
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-159300

CELLDONATE INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1791524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Hamilton Avenue
Palo Alto, California 94301
 (Address of principal executive offices, including zip code)

(650) 701-3325
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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 30, 2010 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $479,250.

As of June 27, 2011 the registrant’s outstanding common stock consisted of 22,910,000 shares.

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

Our plan of operations for the next 12 months is to develop and promote programs and software solutions that are socially responsible and uniquely captivating, in that they assist organizations that support philanthropic causes, provide an alternative to conventional forms of fundraising, and permit individuals to play fun, interactive games on their mobile devices and receive prizes or information for doing so. In addition, we plan to acquire companies that operate in the on-line and mobile deal and performance based advertising space. However, there can be no assurance that we will acquire any such companies.

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

Employees and Consultants

As of March 31, 2011 we did not have any full-time or part-time employees. Jon Sofield, our President, Chief Executive Officer, Secretary and director, works as a part-time consultant in the areas of business development and management.  Michael Palethorpe, our Chief Financial Officer, Principal Accounting Officer, Treasurer and director, also works as a part-time consultant in the areas of business development and management.

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

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 228 Hamilton Avenue, Palo Alto, California 94301. This office is approximately 750 square feet in size and is provided to us free of charge by Jon Sofield, our President, Chief Executive Officer, Secretary and Director. As of June 27, 2011 we had not entered into any lease agreement for this office, and we do not plan to recognize any rent expenses for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

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

Our common stock became eligible for quotation on the OTC Bulletin Board on November 16, 2009. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
March 31, 2011	0.075	0.075
December 31, 2010	0.075	0.75
September 30, 2010	0.075	0.051
June 30, 2010	-	-
March 31, 2010	-	-
December 31, 2009	-	-

Holders

As of June 27, 2011 there were approximately 42 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

As of June 27, 2011 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of June 27, 2011 we did not have any equity compensation plans.

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

Results of Operations

Revenues

We have limited operational history. From our inception on August 15, 2006 to March 31, 2011 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on August 15, 2006 to March 31, 2011 we incurred total expenses of $268,858, including $158,708 in accounting and legal fees, $63,728 in consulting and development fees, $38,947 in licenses and fees, $5,457 in office expenses, $528 in amortization and $1,490 in bank charges.

For the fiscal year ended March 31, 2011 we incurred total expenses of $59,922, including $39,882 in accounting and legal fees, $19,441 in licenses and fees and $599 in bank charges. For the fiscal year ended March 31, 2010 we incurred total expenses of $63,204, including $44,980 in accounting and legal fees, $17,556 in licenses and fees, $11 in office expenses and $569 in bank charges. The decrease in our total expenses for the fiscal year ended March 31, 2011 was primarily due to a decrease in our accounting and legal fees.

Net Loss

From our inception on August 15, 2006 to March 31, 2011 we incurred a net loss of $268,858. For the fiscal year ended March 31, 2011 we incurred a net loss of $59,922 and a net loss per share of $0.01. For the fiscal year ended March 31, 2010 we incurred a net loss of $63,204 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of March 31, 2011 we had $1,115 in cash, $2,195 in total assets, $212,853 in total liabilities and a working capital deficit of $210,658. As of March 31, 2011 we had an accumulated deficit of $268,858. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $268,858 from our inception on August 15, 2006 to March 31, 2011 was funded by equity financing and advances from related parties. Since our inception on August 15, 2006, we have raised gross proceeds of $57,050 in cash from the sale of our securities.

From our inception on August 15, 2006 to March 31, 2011 we spent $239,145 in cash on operating activities. During the fiscal year ended March 31, 2011 we spent $58,349 in cash on operating activities, compared to cash spending of $61,367 on operating activities during the fiscal year ended March 31, 2010. Our decrease in cash spending on operating activities during the fiscal ended March 31, 2011 was primarily due to an increase in our expenses for the period as described above.

From our inception on August 15, 2006 to March 31, 2011 we spent $528 in cash on investing activities, all of which was in the form of equipment purchases. We did not engage in any investing activities during the fiscal years ended March 31, 2011 or 2010.

From our inception on August 15, 2006 to March 31, 2011 we received $240,788 in cash from financing activities, including $183,738 in advances from related parties, and $57,050 in net proceeds from the issuance of our common stock. During the fiscal year ended March 31, 2011 we received $57,066 in cash from financing activities, compared to cash receipts of $42,662 from financing activities during the fiscal year ended March 31, 2010. All of our cash receipts from financing activities during these periods occurred in the form of advances from related parties.

Our decrease in cash for the fiscal year ended March 31, 2011 was $1,283 due to a combination of our operating and financing activities.

During the fiscal year ended March 31, 2011 our monthly cash requirements to fund our operating activities, was approximately $4,862, compared to approximately $5,114 during the fiscal year ended March 31, 2010. In the absence of the continued sale of our common stock or advances from related parties, our cash of $1,115 as of March 31, 2011 is sufficient to cover our current monthly burn rate for less than one month. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

For the next 12 months (beginning July 2011) we intend to:

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

Our planned expenditures for the next 12 months (beginning July 2011) are summarized as follows:

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

In addition, we plan to acquire companies that operate in the on-line and mobile deal and performance based advertising space. However, there can be no assurance that we will acquire any such companies.

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we will require additional funds of approximately $568,900 (a total of $570,000 less our cash of approximately $1,100 as of March 31, 2011) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the fiscal year ended March 31, 2011 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $570,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $568,900) from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Recent Accounting Guidance Not Yet Adopted

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

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

Item 8.  Financial Statements and Supplementary Data

CELLDONATE INC.
(A Development Stage Company)
Financial Statements as of March 31, 2011

Financial Statement Index

CELLDONATE INC.
(A Development Stage Company)
March 31, 2011 and 2010

Financial Statements
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
CELLDONATE INC.

We have audited the balance sheets of CELLDONATE INC. (a Development Stage Company) as at March 31, 2011 and 2010, and the statements of operations, stockholders’ deficiency and cash flows for the years ended March 31, 2011 and 2010, and for the period from August 15, 2006 (inception) to March 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended March 31, 2011 and 2010, and for the period from August 15, 2006 (inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Smythe Ratcliffe LLP
Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada

June 23, 2011

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Expressed in US dollars)

	March 31, 2011	March 31, 2010

Assets

Current
Cash	$1,115	$2,398
Other receivable	1,080	-

	$2,195	$2,398

Liabilities

Current
Accounts payable	$23,115	$19,962
Accrued liabilities (note 5)	6,000	6,500
Due to related parties (note 7)	183,738	126,672

	212,853	153,134

Stockholders’ Deficiency

Common stock (note 6)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	2,291
Additional paid-in capital	35,290	55,909
Deficit accumulated during the development stage	(268,858)	(208,936)

	(210,658)	(150,736)

	$2,195	$2,398

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Expressed in US dollars)

	For the year ended March 31, 2011	For the year ended March 31, 2010	Period from August 15, 2006 (inception) to March 31, 2011

Expenses

Accounting and legal	$39,882	$44,980	$158,708
Licenses and fees	19,441	17,556	38,947
Bank charges	599	569	1,490
Office	-	11	5,457
Consulting and development fees	-	-	63,728
Amortization	-	88	528

Net loss and comprehensive loss for period	$(59,922)	$(63,204)	$(268,858)

Basic and diluted loss per share	$(0.01)	(0.01)

Weighted average number of common shares outstanding	22,910,000	22,910,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Expressed in US dollars)

	For the year ended March 31, 2011	For the year ended March 31, 2010	Period from August 15, 2006 (inception) to March 31, 2011

Cash Flow from Operating Activities
Net loss for the period	$(59,922)	$(63,204)	$(268,858)
Amortization of equipment	-	88	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
HST recoverable	(1,080)	-	(1,080)
Accounts payable	3,153	12,849	23,115
Accrued liabilities	(500)	(11,100)	6,000

Cash Used in Operating Activities	(58,349)	(61,367)	(239,145)

Cash Flow from Investing Activity
Purchase of equipment	-	-	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Advances from related parties	57,066	42,662	183,738

Cash Provided by Financing Activities	57,066	42,662	240,788

Increase (Decrease) in Cash	(1,283)	(18,705)	1,115
Cash, Beginning of Period	2,398	21,103	-

Cash, End of Period	$1,115	$2,398	$1,115

Supplemental information
Stock dividend issued for no consideration	$20,619	$-	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend (note 6(a))	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)

Balance, March 31, 2011	22,910,000	$22,910	$-	$35,290	$(268,858)	$(210,658)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2011 and 2010 (Expressed in US dollars)

1.  Nature of Operations and Going Concern

CELLDONATE INC. (the “Company”) was incorporated under Chapter 78 of the Nevada Revised Statutes of the State of Nevada on August 15, 2006, and has its head office in Palo Alto, California.  The Company is a development stage company in the business of developing and commercializing entertainment-based mobile solutions for charity fundraising businesses.  The Company has only recently begun operations and will be required to raise additional financing to complete the development of its anticipated products and to market them to customers.  The Company has not generated any sales revenue since inception.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred losses since inception and has an accumulated deficit of $268,858 as of March 31, 2011, limited resources and no source of operating cash flows.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2011 and 2010 (Expressed in US dollars)

2.  Significant Accounting Policies (continued)

(c)  Basic and diluted loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to calculate diluted earnings per share.  Diluted earnings per share assumes the exercise of common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2011 and 2010 (Expressed in US dollars)

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company prioritizes the inputs into three levels that may be used to measure fair value:

a)	Level1 – Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

b)
Level 2 –Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly, such as quoted prices for similar assets or liabilities in active markets, or indirectly, such as quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions.

c)	Level 3 –Applies to assets or liabilities for which there are unobservable market data.

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

(i)  Recent accounting guidance not yet adopted

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2011 and 2010 (Expressed in US dollars)

3.  Equipment

	Cost	Accumulated Amortization	Net Book Value
At March 31, 2011	$528	$528	$-
At March 31, 2010	$528	$528	$-

4.  Financial Instruments

The Company has designated its cash as held-for-trading and accounts payable and amounts due to related parties as other financial liabilities.

(a)  Fair value

The fair values of the Company’s cash and accounts payable approximate their carrying values because of the short-term maturity of these instruments. The fair value of amounts due to related parties cannot be determined as there is no external market for such instruments.

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

(e)  Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2011, the Company had accounts payable of $23,115 (2010 - $19,962) which are due within 30 days or less.

5.  Accrued Liabilities

As at March 31, 2011, accrued liabilities consist of accrued accounting and legal fees of $6,000 (2010 - $6,500).

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2011 and 2010 (Expressed in US dollars)

6.  Common Stock

(a)
In October 2010, the Company declared a stock dividend of nine shares of the Company’s common stock on each one issued and outstanding share of common stock. This dividend increased the number of issued and outstanding common shares from 2,291,000 to 22,910,000. The stock dividend is in substance a stock split and the effects have been reflected in the accompanying financial statements from inception, except as otherwise disclosed.

(b)	The Company issued common stock as follows:

●
During the period ended March 31, 2007, 11,500,000 common shares with a par value of $0.001 were issued for a total value of $1,150 for services rendered by founders of the Company and 1,600,000 common shares with a par value of $0.001 were issued for gross proceeds of $8,000.

●	During the year ended March 31, 2008, 1,140,000 common shares with par value of $0.001 were issued pursuant to private placements for gross proceeds of $5,700.

●
During the year ended March 31, 2009, 8,670,000 units, each unit consisting of one share of common stock and one-half of one warrant to purchase one share of common stock at an exercise price of $0.15 on or before September 28, 2009 were issued for gross proceeds of $43,350.  The Company received these share subscription proceeds before March 31, 2008.

(c)
During the year ended March 31, 2009, the Company issued 433,500 warrants (pre stock split) to purchase common shares at a price of $0.15 per share.  These warrants expired unexercised on September 28, 2009.  As at March 31, 2011, no warrants to purchase common shares were outstanding.

7.  Related Party Transactions

(a)	Due to related parties as at March 31, 2011 includes the following:

(i)	$172,899 (2010 - $115,833) due to a company controlled by a director of the Company.

(ii)	$7,851 (2010 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (2010 - $2,988) due to directors of the Company for advances made to the Company.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2011 and 2010 (Expressed in US dollars)

7.  Related Party Transactions (continued)

(b)
The Company entered into an agreement with a company controlled by a director of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009.  The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf.  The monthly fee can be waived at the discretion of the related company. The Company incurred charges of $nil (year ended March 31, 2010 - $nil, period from August 15, 2006 to March 31, 2011 - $63,728) for the year ended March 31, 2011 pursuant to this agreement, which has been expensed as consulting and development fees.  In addition, for the year ended March 31, 2011, the Company was charged fees of $12,000 (year ended March 31, 2010 - $9,500, period from August 15, 2006 to March 31, 2011 - $28,600) by the related company for administrative costs related to the Company’s filing of its regulatory documents.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest bearing and have no specific terms of repayment.

8.  Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 35% (2010 - 34%) to income before income taxes as follows:

	March 31, 2011	March 31, 2010

Computed expected income tax benefit	$(20,973)	$(21,489)
Change in valuation allowance	23,062	21,489
Effect on change in tax rate	(2,089)	-

Income tax provision	$-	$-

The potential benefit of net operating loss carry-forwards has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of deferred income tax assets and the amount of the valuation allowance are as follows:

	March 31, 2011	March 31, 2010

Net operating loss carried forward	$94,100	$71,038
Valuation allowance	(94,100)	(71,038)

Net deferred income tax assets	$-	$-

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements For the Years Ended March 31, 2011 and 2010 (Expressed in US dollars)

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

Fiscal Year	Amount	Expiry Date

2007	$55,294	2027
2008	37,962	2028
2009	52,476	2029
2010	63,204	2030
2011	59,922	2031

	$268,858

For the years ended March 31, 2011 and 2010, the Company did not have any unrecognized tax benefits and thus no interest and penalties relating to unrecognized tax benefits were recognized.  The Company records interest and penalties on unrecognized tax benefits, if any, as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next 12 months.

The Company’s US federal income tax returns are open to examination by the Internal Revenue Service for the 2007, 2008, 2009, 2010 and 2011 taxation years.

9.  Segmented Information

The Company operates primarily in one business segment being development of mobile technology with substantially all of its assets and operations located in Canada.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the SEC’s rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company does not have a majority of independent directors on its board or audit committee. The Company has no policy on fraud and no code of ethics at this time.

2.	All cash management is conducted by our two officers, which may result in misappropriation of funds.
3.	The lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.
4.	The Company is in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the fiscal year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of June 27, 2011.

Name	Age	Position
Jon Sofield	46	President, Chief Executive Officer, Secretary, Director
Michael Palethorpe	38	Chief Financial Officer, Principal Accounting Officer, Treasurer, Director
Ray Bell	59	Director

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

Jon Sofield – President, Chief Executive Officer, Secretary, Director

Jon Sofield has been our President, Chief Executive Officer, Secretary and director since May 9, 2011. His education includes Business & Economics at Boston Tech College, UK and an Honors Degree Civil from Coventry University, UK.

Since May 2009, Mr. Sofield has worked as a consultant for various companies in local media, strategy & business development. He was the Vice President of Business Development for Center’d Corporation & The Dealmap from March 2010 to April 2011, and was focused on assisting the company to build a solid foundation of distribution and content acquisition. From February 2007 to June 2009, he was the Vice President of Zvents, Inc., a provider of local search services. In that role, one of Mr. Sofield’s responsibilities was to built a mature and repeatable process for promoting and selling the Zvents platform. From June 2006 to February 2007, Mr. Sofield was the Vice President Sales & Business Development for Real Time Matrix Corp. and was responsible for establishing a marketing strategy and directing the company in terms of user adoption.

Mr. Sofield was a consultant of business development for Vayusphere Inc. from July 2006 to June 2007, during which time he assisted with strategy and business development. He was also the founder & CEO of Podloco from July 2005 to July 2007, where he set up and created a unique podcasting service for communities and regions. From February 2005 to June 2006, Mr. Sofield was a business development consultant for Akonix Systems, Inc., a company that provides a platform for instant messenger applications, and he was brought on board to create a strategy and plan for launching a new platform to develop IM applications. Mr. Sofield was also the Vice President of Business Development for Intalio, Inc. from November 2003 to January 2005, a role in which he was responsible for all indirect revenue, partner alliances and M&A activity.

From June 1998 to November 2003, Mr. Sofield worked as the Vice President of Sales at Commerce One Inc., a leading provider of enterprise B2B (business-to-business) solutions. He established many business development partnerships with content providers SI’s and technology companies; strategically managed Microsoft, SAP and IBM, globally; innovated and devised new methods of market development; and participated in the company’s strategic direction.

Mr. Sofield is not currently a director of any other public company or any company registered as an investment company.

Michael Palethorpe – Chief Financial Officer, Principal Accounting Officer, Treasurer, Director

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

Ray Bell – Director

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

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

●	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

●	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2011 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

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

Compensation of Directors

Our directors have not received any compensation for their services as directors from our inception on August 15, 2006 to March 31, 2011. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of June 27, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 27, 2011, there were 22,910,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Jon Sofield (1) 228 Hamilton Avenue Palo Alto, CA 94301	-	-
Common Stock	Michael Palethorpe (2) 1243 Homer Street Vancouver, British Columbia Canada V6B 2Y9	500,000	2.2
Common Stock	Ray Bell (3) 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	-	-
	All Officers and Directors as a Group	500,000	2.2
Common Stock	David Strebinger (4) 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	12,020,000 (5)	52.5
Common Stock	Chelsea Greene 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	7,020,000 (6)	30.6
Common Stock	John Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	4,000,000 (7)	17.5
Common Stock	Bernadette Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	4,000,000 (8)	17.5

(1)	Jon Sofield is our President, Chief Executive Officer, Secretary and director.

(2)	Michael Palethorpe is our Chief Financial Officer, Principal Accounting Officer, Treasurer and director.

(3)	Ray Bell is our director.

(4)	David Strebinger was our President, Chief Executive Officer, Secretary and director from August 15, 2006 until May 9, 2011.

(5)
Includes 5,000,000 shares owned by Caring Capital Corporation, a company controlled by David Strebinger, 5,000,000 shares owned by Mr. Strebinger directly, and 2,020,000 shares owned by Chelsea Greene, the spouse of Mr. Strebinger.

(6)	Includes 2,020,000 shares owned by Chelsea Greene and 5,000,000 shares owned by David Strebinger, the spouse of Ms. Greene.

(7)	Includes 2,000,000 shares owned by John Greene and 2,000,000 shares owned by Bernadette Greene, the spouse of Mr. Greene.

(8)	Includes 2,000,000 shares owned by Bernadette Greene and 2,000,000 shares owned by John Greene, the spouse of Ms. Greene.

Change of Control

As of June 27, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On May 8, 2009 we entered into an amendment agreement with Caring Capital Corporation (“Caring Capital”), a company controlled by David Strebinger, our former President, Chief Executive Officer, Secretary and director, to amend the terms of our agreement with Caring Capital dated August 15, 2006. Pursuant to the amendment agreement, we altered the payment terms of the original agreement to eliminate our obligation to issue notes convertible into shares of our common stock to Caring Capital at the conclusion of the facilitation.

As at March 31, 2011 we were indebted $172,899 to Caring Capital for consulting and development costs paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment.

As at March 31, 2011 we were indebted $7,851 to Chelber Real Estate Inc., a company controlled by Chelsea Greene, our shareholder and the spouse of Mr. Strebinger, for legal fees paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment.

As at March 31, 2011 we were indebted $2,938 to Mr. Strebinger for advances made to us for the purpose of working capital. This amount is non-interest bearing and has no specific terms of repayment.  As at March 31, 2011 we were also indebted $50 to Michael Palethorpe, our Chief Financial Officer, Principal Accounting Officer, Treasurer and director, for advances made to us for the same purpose.

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

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Smythe Ratcliffe LLP, in connection with the audit of our financial statements for the years ended March 31, 2011 and 2010, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended March 31, 2011 ($)	Year Ended March 31, 2010 ($)
Audit fees	15,500	12,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	15,500	12,500

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements

See the “Index to Financial Statements” set forth on page F-1.

(a)(2)  Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.6	Agreement with Caring Capital Corporation dated August 15, 2006 (1)
10.7	Amendment Agreement with Caring Capital Corporation dated May 8, 2009 (1)
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

(1)  Included as exhibits to our registration statement on Form S-1 filed on May 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2011	Celldonate Inc.

	By:	/s/ Jon Sofield
Jon Sofield
President, Chief Executive Officer, Secretary, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Sofield	President, Chief Executive Officer, Secretary, Director	June 27, 2011
Jon Sofield

/s/ Michael Palethorpe	Chief Financial Officer, Principal Accounting Officer, Treasurer, Director	June 27, 2011
Michael Palethorpe

/s/ Ray Bell	Director	June 27, 2011
Ray Bell