Form 10-Q
period 2011-06-30
Celldonate Inc.
filed 2011-08-15
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 15, 2011 the registrant’s outstanding common stock consisted of 22,910,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CELLDONATE INC.
(A Development Stage Company)
June 30, 2011
Financial Statements
(Unaudited – Expressed in US dollars)

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited – Expressed in US dollars)

	June 30, 2011	March 31, 2011

Assets

Current
Cash	$965	$1,115
Other receivable	1,080	1,080

	$2,045	$2,195

Liabilities

Current
Accounts payable	$21,150	$23,115
Accrued liabilities (note 5)	11,500	6,000
Due to related parties (note 7)	197,145	183,738

	229,795	212,853

Stockholders’ Deficiency

Common Stock (note 6)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	22,910

Additional Paid-in Capital	35,290	35,290
Deficit Accumulated During the Development Stage	(285,950)	(268,858)

	(227,750)	(210,658)

	$2,045	$2,195

Nature of operations and going concern (note 1)

  See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited – Expressed in US dollars)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	Period from August 15, 2006 (inception) to June 30, 2011

Expenses
Accounting and legal	$10,550	$12,831	$169,258
Licenses and fees	6,199	5,082	45,146
Office	193	-	5,650
Bank charges	150	150	1,640
Consulting and development fees	-	-	63,728
Amortization	-	-	528

Net Loss and Comprehensive Loss for Period	$(17,092)	$(18,063)	$(285,950)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	22,910,000	22,910,000

  See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited – Expressed in US dollars)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	Period from August 15, 2006 (inception) to June 30, 2011

Cash Flow from Operating Activities
Net loss for the period	$(17,092)	$(18,063)	$(285,950)
Amortization of equipment	-	-	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Other receivable	-	-	(1,080)
Accounts payable	(1,965)	5,304	21,150
Accrued liabilities	5,500	(3,500)	11,500

Cash Used in Operating Activities	(13,557)	(16,259)	(252,702)

Cash Flow from Investing Activity
Purchase of equipment	-	-	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Advances from related parties	13,407	16,109	197,145

Cash Provided by Financing Activities	13,407	16,109	254,195

Increase (Decrease) in Cash	(150)	(150)	965
Cash, Beginning of Period	1,115	2,398	-

Cash, End of Period	$965	$2,248	$965

Supplemental Information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

  See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend (note 6(a))	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)

Balance March 31, 2011	22,910,000	$22,910	-	35,290	(268,858)	(210,658)
Net loss for period	-	-	-	-	(17,092)	(17,092)
Balance, June 30, 2011	22,910,000	$22,910	$-	$35,290	$(285,950)	$(227,750)

  See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2011 (Unaudited – Expressed in US dollars)

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred losses since inception and has an accumulated deficit of $285,950 as of June 30, 2011, has limited resources and no source of operating cash flows.

The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short-term, raising additional equity or debt financing either from its own resources or from third parties, and achieving profitable operations.  In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these financial statements could be material.

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

These unaudited financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information.  The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2012.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted.  These unaudited interim financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited financial statements and notes for the year ended March 31, 2011, as filed in its Form 10-K.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2011 (Unaudited – Expressed in US dollars)

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

(f)   Equipment

Equipment is stated at cost.  Amortization is provided on a straight-line basis over their estimated useful lives of three years.

The Company periodically evaluates the recoverability of its in-use equipment based on expected undiscounted future cash flows and recognizes impairments, if any, when the undiscounted future cash flows are expected to be less than the carrying value of the asset as a current charge to operations.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2011 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2011 (Unaudited – Expressed in US dollars)

2.   Significant Accounting Policies (continued)

(i)   Recent accounting guidance not yet adopted

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

3.   Equipment

	Cost	Accumulated Amortization	Net Book Value
At June 30, 2011	$528	$528	$-
At March 31, 2011	$528	$528	$-

4.   Financial Instruments

The Company has designated its cash as held-for-trading and accounts payable and amounts due to related parties as other financial liabilities.

(i)   Fair value

The fair values of the Company’s cash and accounts payable approximate their carrying values due to the short-term maturity of these instruments. The fair value of amounts due to related parties cannot be determined as there is no external market for such instruments.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2011 (Unaudited – Expressed in US dollars)

4.   Financial Instruments (continued)

(v)   Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due.  The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities.  At June 30, 2011, the Company had accounts payable of $21,150 (March 31, 2011 - $23,115) which are due within 30 days or less.

5.   Accrued Liabilities

As at June 30, 2011, accrued liabilities consist of accrued accounting and legal fees of $11,500 (March 31, 2011 - $6,000).

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2011 (Unaudited – Expressed in US dollars)

7.   Related Party Transactions

(a)	Due to related parties as at June 30, 2011 includes the following:

(i)	$186,306 (March 31, 2011 - $172,899) due to a company under common control.

(ii)	$7,851 (March 31, 2011 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2011 - $2,988) due to directors of the Company for advances made to the Company.

(b)
The Company entered into an agreement with a company under common control for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009.  The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf.  The monthly fee can be waived at the discretion of the related party. Pursuant to this agreement, for the three months ended June 30, 2011, the Company incurred charges of $nil (three months ended June 30, 2010 - $nil; period from August 15, 2006 to June 30, 2011 - $63,728), which has been expensed as consulting and development fees.  In addition, for the three months ended June 30, 2011, the Company was charged fees of $5,000 (three months ended June 30, 2010 - $5,000; period from August 15, 2006 to June 30, 2011 - $33,600) by the related party for administrative costs related to the Company’s filing of its regulatory documents.

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

Our unaudited financial statements are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2012. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2011, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

We are a development stage company in the business of creating and marketing entertainment-based mobile applications designed to generate donation revenue for charitable and non-profit organizations. We are developing and intend to promote programs and software solutions that assist charitable or philanthropic organizations, provide an alternative to conventional forms of fundraising and permit individuals to play fun, interactive games on their mobile devices and receive prizes or information for doing so. In addition, we are planning to acquire companies that operate in the on-line and mobile deal and performance based advertising space. However, there can be no assurance that we will acquire any such companies.

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

Results of Operations

During the three months ended June 30, 2011 we incurred a net loss of $17,092, compared to a net loss of $18,063 during the same period in the prior year (“fiscal 2010”). Our net loss from our inception on August 15, 2006 to June 30, 2011 was $285,950. Our net loss per share for the three months ended June 30, 2011 was $0.01, as was our net loss per share during the same period in fiscal 2010.

During the three months ended June 30, 2011 we incurred total expenses of $17,092, compared to total expenses of $18,063 during the same period in fiscal 2010. From our inception on August 15, 2006 to June 30, 2011 we incurred total expenses of $285,950.

Our total expenses during the three months ended June 30, 2011 consisted of $10,550 in accounting and legal fees, $6,199 in licenses and fees, $193 in office expenses and $150 in bank charges. During the same period in fiscal 2010 our total expenses consisted of $12,831 in accounting and legal fees, $5,082 in licenses and fees and $150 in bank charges. The decrease in our expenses for the three months ended June 30, 2011 was primarily due to a decrease in our accounting and legal fees for the period.

Our total expenses from our inception on August 15, 2006 to June 30, 2011 consisted of consisted of $169,258 in accounting and legal fees, $45,146 in licenses and fees, $5,650 in office expenses, $1,640 in bank charges, $63,728 in consulting and development fees and $528 in amortization.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to June 30, 2011 we did not generate any revenues. As of June 30, 2011 we had $965 in cash, $2,045 in total assets, $229,795 in total liabilities and a working capital deficit of $227,750. As of June 30, 2011 we had an accumulated deficit of $285,950. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $285,950 from our inception on August 15, 2006 to June 30, 2011 was funded by equity financing and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the three months ended June 30, 2011 we spent $13,557 in cash on operating activities, compared to $16,259 during the same period in fiscal 2010. The decrease in cash used on operating activities for the three months ended June 30, 2011 was primarily due to fluctuations in our accounts payable and accrued liabilities balances.

We did not engage in any investing activities during three months ended June 30, 2011 or the same period in fiscal 2010.

During the three months ended June 30, 2011 we received $13,407 in cash from financing activities, compared to receiving $16,109 in cash during the same period in fiscal 2010. The decrease in our receipts from financing activities for the three months ended June 30, 2011 was entirely due to a decrease in advances from related parties.

From our inception on August 15, 2006 to June 30, 2011 we spent $252,702 in cash on operating activities and $528 on investing activities, and we received $254,195 in cash from financing activities, including $197,145 in advances from related parties and $57,050 in proceeds from the issuance of our common stock.

During the three months ended June 30, 2011 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $4,519, compared to approximately $5,420 during the same period in fiscal 2010. In the absence of the continued sale of our common stock or advances from related parties, our cash of $965 as of June 30, 2011 is sufficient to cover our current monthly burn rate for less than one month. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

For the next 12 months (beginning August 2011) we intend to:

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

Upon securing appropriate financing, our planned expenditures for the next 12 months (beginning August 2011) are summarized as follows:

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

Based on our planned expenditures, we will require additional funds of approximately $569,000 (a total of $570,000 less our cash of approximately $1,000 as of June 30, 2011) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended June 30, 2011 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $570,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months (approximately $569,000) from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Recent Accounting Guidance Not Yet Adopted

We have reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

On June 29, 2011, Jon Sofield resigned as our President, Chief Executive Officer, Secretary and director, and we appointed Michael Palethorpe, our Chief Financial Officer, Principal Accounting Officer, Treasurer and director, to fill the resulting officer vacancies. On July 2, 2011, Mr. Palethorpe resigned as our President, Chief Executive Officer and Secretary, and we appointed Jon Diamond to fill the resulting vacancies. Also on July 2, 2011, we appointed Mr. Diamond as our director.

Neither Mr. Sofield’s nor Mr. Palethorpe’s resignation resulted from any disagreement with us regarding our operations, policies, practices or otherwise.

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

Date: August 15, 2011	Celldonate Inc.

	By:	/s/ Jon Diamond
Jon Diamond
President, Chief Executive Officer, Secretary, Director