Form 10-Q
period 2011-09-30
Celldonate Inc.
filed 2011-11-14
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-159300

CELLDONATE INC.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8665 West Flamingo Road

Suite 131-200

Las Vegas, Nevada 89147

(Address of principal executive offices, including zip code)

(650) 938-3325

(Registrant’s telephone number, including area code)

1160 Terra Bella Avenue

Mountain View, California 94043

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

As of November 14, 2011 the registrant’s outstanding common stock consisted of 22,910,000 shares.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CELLDONATE INC.

(A Development Stage Company)

September 30, 2011

Financial Statements

(Unaudited – Expressed in US dollars)

3

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited – Expressed in US dollars)

	September 30, 2011	March 31, 2011

Assets

Current
Cash	$340	$1,115
Other receivable	2,244	1,080

	$2,584	$2,195

Liabilities

Current
Accounts payable	$30,984	$23,115
Accrued liabilities (note 5)	5,500	6,000
Due to related parties (note 7)	208,349	183,738

	244,833	212,853

Stockholders’ Deficiency

Common Stock (note 6)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	22,910

Additional Paid-in Capital	35,290	35,290
Deficit Accumulated During the Development Stage	(300,449)	(268,858)

	(242,249)	(210,658)

	$2,584	$2,195

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited – Expressed in US dollars)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the six months ended September 30, 2011	For the six months ended September 30, 2010	Period from August 15, 2006 (inception) to September 30, 2011

Expenses
Accounting and legal	$8,649	$7,131	$19,199	$19,962	$177,907
Licenses and fees	5,700	4,594	11,899	9,676	50,846
Bank charges	150	150	300	300	1,790
Office	—	—	193	—	5,650
Consulting and development fees	—	—	—	—	63,728

Amortization	—	—	—	—	528

Net loss and comprehensive loss for period	$(14,499)	$(11,875)	$(31,591)	$(29,938)	$(300,449)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	22,910,000	22,910,000	22,910,000	22,910,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited – Expressed in US dollars)

	For the six months Ended September 30, 2011	For the six months Ended September 30, 2010	Period from August 15, 2006 (inception) to September 30, 2011

Cash Flow from Operating Activities
Net loss for the period	$(31,591)	$(29,938)	$(300,449)
Amortization of equipment	—	—	528
Shares issued for services	—	—	1,150
Changes in assets and liabilities
Other receivable	(1,164)	—	(2,244)
Accounts payable	7,869	6,669	30,984
Accrued liabilities	(500)	(3,500)	5,500

Cash Used in Operating Activities	(25,386)	(26,769)	(264,531)

Cash Flow from Investing Activity
Purchase of equipment	—	—	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	—	—	57,050
Advances from related parties	24,611	25,785	208,349

Cash Provided by Financing Activities	24,611	25,785	265,399

Increase (Decrease) in Cash	(775)	(984)	340
Cash, Beginning of Period	1,115	2,398	—

Cash, End of Period	$340	$1,414	$340

Supplemental Information
Stock dividend issued for no consideration	$—	$—	$20,619
Shares issued for services	$—	$—	$1,150
Tax paid	$—	$—	$—
Interest paid	$—	$—	$—

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founders for services	11,500,000	1,150	—	—	—	1,150
Shares issued for cash	1,600,000	160	—	7,840	—	8,000
Net loss for period	—	—	—	—	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	—	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	—	5,586	—	5,700
Share subscriptions received	—	—	43,350	—	—	43,350
Net loss for year	—	—	—	—	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	—	—
Net loss for year	—	—	—	—	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	—	55,909	(145,732)	(87,532)
Net loss for year	—	—	—	—	(63,204)	(63,204)
Balance, March 31, 2010	22,910,000	2,291	—	55,909	(208,936)	(150,736)
Stock dividend (note 6(a))	—	20,619	—	(20,619)	—	—
Net loss for year	—	—	—	—	(59,922)	(59,922)
Balance March 31, 2011	22,910,000	$22,910	—	35,290	(268,858)	(210,658)
Net loss for period	—	—	—	—	(31,591)	(31,591)
Balance, September 30, 2011	22,910,000	$22,910	$—	$35,290	$(300,449)	$(242,249)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six months ended September 30, 2011 (Unaudited – Expressed in US dollars)

1.	Nature of Operations and Going Concern

CELLDONATE INC. (the “Company”) was incorporated under Chapter 78 of the Nevada Revised Statutes of the State of Nevada on August 15, 2006, and has its head office in Mountain View, California. The Company is a development stage company in the business of developing and commercializing entertainment-based mobile solutions for charity fundraising businesses. The Company has only recently begun operations and will be required to raise additional financing to complete the development of its anticipated products and to market them to customers. The Company has not generated any sales revenue since inception.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred losses since inception and has an accumulated deficit of $300,449 as of September 30, 2011, has limited resources and no source of operating cash flows.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six months ended September 30, 2011 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six months ended September 30, 2011 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six months ended September 30, 2011 (Unaudited – Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(i)	Recent accounting guidance not yet adopted

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

3.	Equipment

		Accumulated	Net Book
	Cost	Amortization	Value

At September 30, 2011 and March 31, 2011	$528	$528	$—

4.	Financial Instruments

The Company has designated its cash as held-for-trading and accounts payable and amounts due to related parties as other financial liabilities.

(i)	Fair value

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six months ended September 30, 2011 (Unaudited – Expressed in US dollars)

4.	Financial Instruments (continued)

(v)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At September 30, 2011, the Company had accounts payable of $30,984 (March 31, 2011 - $23,115) which are due within 30 days or less.

5.	Accrued Liabilities

As at September 30, 2011, accrued liabilities consist of accrued accounting and legal fees of $5,500 (March 31, 2011 - $6,000).

6.	Common Stock

(a)	In October 2010, the Company declared a stock dividend of nine shares of the Company’s common stock on each one issued and outstanding share of common stock. This dividend increased the number of issued and outstanding common shares from 2,291,000 to 22,910,000. The stock dividend is in substance a stock split and the effects have been reflected in the accompanying financial statements from inception, except as otherwise disclosed.

(b)	The Company issued common stock as follows:

•	During the period ended March 31, 2007, 11,500,000 common shares with a par value of $0.001 were issued for a total value of $1,150 for services rendered by founders of the Company and 1,600,000 common shares with a par value of $0.001 were issued for gross proceeds of $8,000.

•	During the year ended March 31, 2008, 1,140,000 common shares with par value of $0.001 were issued pursuant to private placements for gross proceeds of $5,700.

•	During the year ended March 31, 2009, 8,670,000 units, each unit consisting of one share of common stock and one-half of one warrant to purchase one share of common stock at an exercise price of $0.15 on or before September 28, 2009 were issued for gross proceeds of $43,350. The Company received these share subscription proceeds before March 31, 2008.

(c)	During the year ended March 31, 2009, the Company issued 433,500 warrants (pre stock split) to purchase common shares at a price of $0.15 per share. These warrants expired unexercised on September 28, 2009. As at September 30, 2011, no warrants to purchase common shares were outstanding.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Six months ended September 30, 2011 (Unaudited – Expressed in US dollars)

7.	Related Party Transactions

(a)	Due to related parties as at September 30, 2011 includes the following:

(i)	$197,510 (March 31, 2011 - $172,899) due to a company under common control.

(ii)	$7,851 (March 31, 2011 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2011 - $2,988) due to directors of the Company for advances made to the Company.

(b)	The Company entered into an agreement with a company under common control for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The monthly fee can be waived at the discretion of the related party. Pursuant to this agreement, for the six months ended September 30, 2011, the Company incurred charges of $nil (six months ended September 30, 2010 - $nil; period from August 15, 2006 to September 30, 2011 - $63,728), which has been expensed as consulting and development fees. In addition, for the three months ended September 30, 2011, the Company was charged fees of $5,000 and for the six months ended September 30, 2011, the Company was charged fees of $10,000 (three and six months ended September 30, 2010 - $5,000 and $10,000; period from August 15, 2006 to September 30, 2011 - $38,600) by the related party for administrative costs related to the Company’s filing of its regulatory documents.

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

Results of Operations

For the Three Months Ended September 30, 2011

During the three months ended September 30, 2011 we incurred a net loss of $14,499, compared to a net loss of $11,875 during the same period in the prior year (“fiscal 2010”). Our net loss from our inception on August 15, 2006 to September 30, 2011 was $300,449. Our net loss per share for the three months ended September 30, 2011 was $0.01, as was our net loss per share during the same period in fiscal 2010.

During the three months ended September 30, 2011 we incurred total expenses of $14,499, compared to total expenses of $11,875 during the same period in fiscal 2010. From our inception on August 15, 2006 to September 30, 2011 we incurred total expenses of $300,449.

Our total expenses during the three months ended September 30, 2011 consisted of $8,649 in accounting and legal fees, $5,700 in licenses and fees and $150 in bank charges. During the same period in fiscal 2010 our total expenses consisted of $7,131 in accounting and legal fees, $4,594 in licenses and fees and $150 in bank charges. The increase in our expenses for the three months ended September 30, 2011 was primarily due to an increase in our accounting and legal fees for the period.

Our total expenses from our inception on August 15, 2006 to September 30, 2011 consisted of $177,907 in accounting and legal fees, $50,846 in licenses and fees, $5,650 in office expenses, $1,790 in bank charges, $63,728 in consulting and development fees and $528 in amortization.

For the Six Months Ended September 30, 2011

During the six months ended September 30, 2011 we incurred a net loss of $31,591, compared to a net loss of $29,938 during the same period in fiscal 2010. Our net loss per share for the six months ended September 30, 2011 was $0.01, as was our net loss per share during the same period in fiscal 2010.

During the six months ended September 30, 2011 we incurred total expenses of $31,591, compared to total expenses of $29,938 during the same period in fiscal 2010.

Our total expenses during the six months ended September 30, 2011 consisted of $19,199 in accounting and legal fees, $11,899 in licenses and fees, $193 in office expenses and $300 in bank charges. During the same period in fiscal 2010 our total expenses consisted of $19,962 in accounting and legal fees, $9,676 in licenses and fees and $300 in bank charges. The increase in our expenses for the six months ended September 30, 2011 was primarily due to an increase in our license and fee costs for the period.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to September 30, 2011 we did not generate any revenues. As of September 30, 2011 we had $340 in cash, $2,584 in total assets, $244,833 in total liabilities and a working capital deficit of $242,249. As of September 30, 2011 we had an accumulated deficit of $300,449. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $300,449 from our inception on August 15, 2006 to September 30, 2011 was funded by equity financing and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2011 we spent $25,386 in cash on operating activities, compared to $26,769 during the same period in fiscal 2010. The decrease in cash used on operating activities for the six months ended September 30, 2011 was primarily due to fluctuations in our accounts payable and accrued liabilities balances.

We did not engage in any investing activities during the six months ended September 30, 2011 or the same period in fiscal 2010.

During the six months ended September 30, 2011 we received $24,611 in cash from financing activities, compared to receiving $25,785 in cash during the same period in fiscal 2010. All of our cash receipts for both periods were in the form of advances from related parties.

From our inception on August 15, 2006 to September 30, 2011 we spent $264,531 in cash on operating activities and $528 on investing activities, and we received $265,399 in cash from financing activities, including $208,349 in advances from related parties and $57,050 in proceeds from the issuance of our common stock.

During the six months ended September 30, 2011 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $4,231 compared to approximately $4,462 during the same period in fiscal 2010. In the absence of the continued sale of our common stock or advances from related parties, our cash of $340 as of September 30, 2011 is sufficient to cover our current monthly burn rate for less than one month. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

For the next 12 months (beginning November 2011) we intend to:

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

Upon securing appropriate financing, our planned expenditures for the next 12 months (beginning November 2011) are summarized as follows:

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

In addition, we plan to acquire companies that operate in the on-line and mobile deal and performance-based advertising space. However, there can be no assurance that we will acquire any such companies.

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we will require additional funds of approximately $570,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the six months ended September 30, 2011 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $570,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	Celldonate Inc.

	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

