Form 10-Q/A
period 2011-06-30
Celldonate Inc.
filed 2012-02-13
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 2

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

Explanatory Note

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011 to correct certain errors in our other information disclosure, our signatures and our certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

Item 2.   Unregistered Sales of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

On June 29, 2011, Jon Sofield resigned as our President, Chief Executive Officer, Secretary and director, and we appointed Michael Palethorpe, our Chief Financial Officer, Principal Accounting Officer, Treasurer and director, to fill the resulting officer vacancies. On July 2, 2011, Mr. Palethorpe resigned as our President, Chief Executive Officer and Secretary, which resignation was subsequently rescinded.

Mr. Sofield’s resignation did not result from any disagreement with us regarding our operations, policies, practices or otherwise.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Presentation Linkbase (1)

(1)	Included as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on November 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2012	Celldonate Inc.

	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director