Form 10-Q
period 2011-12-31
Celldonate Inc.
filed 2012-02-14
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 13, 2012 the registrant’s outstanding common stock consisted of 22,910,000 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CELLDONATE INC.

(A Development Stage Company)

December 31, 2011

Financial Statements

(Unaudited – Expressed in US dollars)

3

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited – Expressed in US dollars)

	December 31, 2011	March 31, 2011

Assets

Current
Cash	$190	$1,115
Other receivable	$2,244	$1,080

Total assets	$2,434	$2,195

Liabilities

Current
Accounts payable	$34,033	$23,115
Accrued liabilities (note 5)	8,500	6,000
Due to related parties (note 7)	224,466	183,738

Total liabilities	266,999	212,853

Stockholders’ Deficiency

Common stock (note 6)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	22,910

Additional paid-in capital	35,290	35,290
Deficit accumulated during the development stage	(322,765)	(268,858)

Total stockholders’ deficiency	(264,565)	(210,658)

Total liabilities and stockholders’ deficiency	$2,434	$2,195

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited – Expressed in US dollars)

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	For the nine months ended December 31, 2011	For the nine months ended December 31, 2010	Period from August 15, 2006 (inception) to December 31, 2011

Expenses
Accounting and legal	$17,136	$11,104	$36,335	$31,066	$195,043
Licenses and fees	5,030	5,877	16,929	15,553	55,876
Bank charges	150	150	450	450	1,940
Consulting and development fees	—	—	—	—	63,728
Office	—	—	193	—	5,650
Amortization	—	—	—	—	528

Net loss and comprehensive loss for period	$(22,316)	$(17,131)	$(53,907)	$(47,069)	$(322,765)

Basic and diluted loss per share	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average number of common shares outstanding	22,910,000	22,910,000	22,910,000	22,910,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited – Expressed in US dollars)

	For the nine months ended December 31, 2011	For the nine months ended December 31, 2010	Period from August 15, 2006 (inception) to December 31, 2011

Cash Flow from Operating Activities
Net loss for the period	$(53,907)	$(47,069)	$(322,765)
Amortization of equipment	—	—	528
Shares issued for services	—	—	1,150
Changes in assets and liabilities
Other Receivable	(1,164)	—	(2,244)
Accounts payable	10,918	10,280	34,033
Accrued liabilities	2,500	(3,500)	8,500

Cash Used in Operating Activities	(41,653)	(40,289)	(280,798)

Cash Flow from Investing Activity
Purchase of equipment	—	—	(528)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	—	—	57,050
Advances from related parties	40,728	39,115	224,466

Cash Provided by Financing Activities	40,728	39,115	281,516

Increase (Decrease) in Cash	(925)	(1,174)	190
Cash, Beginning of Period	1,115	2,398	—

Cash, End of Period	$190	$1,264	$190

Supplemental information
Stock dividend issued for no consideration	$—	$20,619	$20,619
Shares issued for services	$—	$—	$1,150
Tax paid	$—	$—	$—
Interest paid	$—	$—	$—

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	—	$—	$—	$—	$—	$—
Shares issued to founders for services	11,500,000	1,150	—	—	—	1,150
Shares issued for cash	1,600,000	160	—	7,840	—	8,000
Net loss for period	—	—	—	—	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	—	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	—	5,586	—	5,700
Share subscriptions received	—	—	43,350	—	—	43,350
Net loss for year	—	—	—	—	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	—	—
Net loss for year	—	—	—	—	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	—	55,909	(145,732)	(87,532)
Net loss for year	—	—	—	—	(63,204)	(63,204)
Balance, March 31, 2010	22,910,000	2,291	—	55,909	(208,936)	(150,736)
Stock dividend (note 6(a))	—	20,619	—	(20,619)	—	—
Net loss for period	—	—	—	—	(59,922)	(59,922)
Balance, March 31, 2011	22,910,000	22,910	—	35,290	(268,858)	(210,658)
Net loss for period	—	—	—	—	(53,907)	(53,907)
Balance, December 31, 2011	22,910,000	$22,910	$—	$35,290	$(322,765)	$(264,565)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2011 (Unaudited – Expressed in US dollars)

1.	Nature of Operations and Going Concern

CELLDONATE INC. (the “Company”) was incorporated under Chapter 78 of the Nevada Revised Statutes of the State of Nevada on August 15, 2006, and has its head office in Las Vegas, Nevada. The Company is a development stage company in the business of developing mobile and social media advertising solutions. The Company develops online and mobile applications, games and tools which are designed to engage consumers in transacting e-commerce transactions and presenting deals and offers to consumers. The Company will require additional financing to complete the development of its anticipated products and market them to customers. The Company has not generated any sales revenue since inception..

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred losses since inception and has an accumulated deficit of $322,765 as of December 31, 2011, has limited resources and no source of operating cash flows. As at December 31, 2011, the Company has a working capital deficiency of $264,565 (March 31, 2011 - $210,658).

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2011 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2011 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2011 (Unaudited – Expressed in US dollars)

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

The Company’s functional currency is the US dollar. The Company translates transactions in foreign currencies into US currency using rates at the date of the transactions. Translation risk is considered minimal as the Company does not incur significant transactions in currencies other than US dollars.

(d)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and liabilities.

(e)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2011, the Company had accounts payable of $34,033 (March 31, 2011 - $23,115) which are due within 30 days, and amounts due to related parties with no specific terms of repayment.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2011 (Unaudited – Expressed in US dollars)

4.	Common Stock

(a)	In October 2010, the Company declared a stock dividend of nine shares of the Company’s common stock on each one issued and outstanding share of common stock. This dividend increased the number of issued and outstanding common shares from 2,291,000 to 22,910,000. The stock dividend is in substance a stock split and the effects have been reflected in the accompanying financial statements from inception.

(b)	During the year ended March 31, 2009, the Company issued 433,500 warrants (pre stock split) to purchase common shares at a price of $0.15 per share. These warrants expired unexercised on September 28, 2009. As at December 31, 2011, no warrants to purchase common shares were outstanding.

(c)	During the nine month period ended December 31, 2011, no common shares were issued.

5.	Related Party Transactions

(a)	Due to related parties as at December 31, 2011 includes the following:

(i)	$213,627 (March 31, 2011 - $172,899) due to a company controlled by a shareholder of the Company.

(ii)	$7,851 (March 31, 2011 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2011 - $2,988) due to directors of the Company for advances made to the Company.

(b)	The Company entered into an agreement with a company controlled by a director of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The monthly fee can be waived at the discretion of the related company. Pursuant to this agreement, for the three and nine months ended December 31, 2011, the Company incurred charges of $nil (three and nine months ended December 31, 2010 - $nil; period from August 15, 2006 to December 31, 2011 - $63,728), which has been expensed as consulting and development fees.

In addition, for the three and nine months ended December 31, 2011, the Company was charged fees of $5,000 and $15,000, respectively (three and nine months ended December 31, 2010 - $5,000 and $15,000; period from August 15, 2006 to December 31, 2011 - $43,600) by the related company for administrative costs.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Nine Months ended December 31, 2011 (Unaudited – Expressed in US dollars)

6.	Segmented Information

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

Business Overview

We are a development stage company in the business of developing mobile and social media monetization solutions. Since our inception we have been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices; however, we recently broadened our focus from creating and marketing entertainment-based applications exclusively designed to generate donation revenue for charitable and non-profit organizations.

Until recently, we were focused on completing the development of a suite of applications aimed at individuals with Internet-enabled mobile devices known as the Celldonate mobile games suite. This suite includes a number of games of chance as well as skills-based games which individuals are able to play to earn points towards redeeming prizes from participating retailers and service providers. The Celldonate mobile games suite was originally developed to provide non-profit organizations with an alternative to conventional forms of fundraising by giving them the ability to license the applications and generate ongoing donation revenue by permitting individuals to play fun, interactive games on their mobile devices and receive prizes or information for doing so.

Over the past few years, mobile devices, social media and tablet computing have created new market opportunities for transacting business on mobile and internet-enabled devices – as a result, we have decided to adopt a more general strategy for the Celldonate mobile games suite by renaming it as the Celldonate applications suite and including on-line deals, coupons and e-commerce-based transactions as features. Since mobile deals and offers presented to consumers have proven to be a valuable method of engaging people to interact with local merchants, we feel that transitioning the core of our business to mobile and on-line transaction systems is a prudent approach.

So far, we have not yet entered into any commitments or agreements related to the sale or marketing of the Celldonate applications suite, although we plan to concentrate our efforts on doing so in Canada and the United States. Such agreements will determine the specific manner in which we are able to generate revenues from our business.

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

Results of Operations

For the Three Months Ended December 31, 2011

During the three months ended December 30, 2011 we incurred a net loss of $22,316, compared to a net loss of $17,131 during the same period in the prior year (“fiscal 2010”). Our net loss from our inception on August 15, 2006 to December 31, 2011 was $322,765. Our net loss per share for the three months ended December 31, 2011 was $0.001, as was our net loss per share during the same period in fiscal 2010.

During the three months ended December 31, 2011 we incurred total expenses of $22,316 compared to total expenses of $17,131 during the same period in fiscal 2010. From our inception on August 15, 2006 to December 31, 2011 we incurred total expenses of $322,765.

Our total expenses during the three months ended December 31, 2011 consisted of $17,136 in accounting and legal fees, $5,030 in licenses and fees and $150 in bank charges. During the same period in fiscal 2010 our total expenses consisted of $11,104 in accounting and legal fees, $16,929 in licenses and fees and $150 in bank charges. The increase in our expenses for the three months ended December 31, 2011 was primarily due to an increase in our accounting and legal fees for the period.

Our total expenses from our inception on August 15, 2006 to December 31, 2011 consisted of $195,043 in accounting and legal fees, $55,876 in licenses and fees, $1,940 in bank charges, $63,728 in consulting and development fees, $5,560 in office expenses and $528 in amortization.

For the Nine Months Ended December 31, 2011

During the nine months ended December 31, 2011 we incurred a net loss of $53,907, compared to a net loss of $47,069 during the same period in fiscal 2010. Our net loss per share for the nine months ended December 31, 2011 was $0.002, as was our net loss per share during the same period in fiscal 2010.

During the nine months ended December 31, 2011 we incurred total expenses of $53,907, compared to total expenses of $47,069 during the same period in fiscal 2010.

Our total expenses for the nine months ended December 31, 2011 consisted of $36,335 in accounting and legal fees, $16,929 in licenses and fees, $193 in office expenses and $450 in bank charges. For the same period in fiscal 2010 our expenses consisted of $31,066 in accounting and legal fees, $15,553 in licenses and fees and $450 in bank charges. The increase in our expenses for the nine months ended December 31, 2011 was entirely due to increases in our licenses and fees and our legal and accounting fees.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to December 31, 2011 we did not generate any revenues. As of December 31, 2011 we had $190 in cash in our bank accounts, $2,434 in total assets, $266,999 in total liabilities and a working capital deficit of $264,565. As of December 31, 2011 we had an accumulated deficit of $322,765. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $322,765 from our inception on August 15, 2006 to December 31, 2011 was funded by equity financing and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the nine months ended December 31, 2011 we spent $41,653 in cash on operating activities, compared to $40,289 during the same period in fiscal 2010. The increase in cash used on operating activities for the nine months ended December 31, 2011 was primarily due to an increase in our net loss for the period offset by fluctuations in our accounts payable and accrued liabilities balances.

We did not engage in any investing activities during the nine months ended December 31, 2011 or the same period in fiscal 2010.

During the nine months ended December 31, 2011 we received $40,728 in cash from financing activities, compared to $39,155 during the same period in fiscal 2010. The increase in our receipts from financing activities for the nine months ended December 31, 2011 was entirely due to an increase in advances from related parties.

From our inception on August 15, 2006 to December 31, 2011 we spent $280,798 in cash on operating activities and $528 on investing activities, and we received $281,516 in cash from financing activities, including $224,466 in advances from related parties and $57,050 in proceeds from the issuance of our common stock.

During the nine months ended December 31, 2011 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $5,990 compared to approximately $5,230 during the same period in fiscal 2011. In the absence of the continued sale of our common stock or advances from related parties, our cash of $190 as of December 31, 2011 is sufficient to cover our current monthly burn rate for less than one month. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

Our plan of operations over the next 12 months (beginning February 2012) is to:

•	obtain the necessary financing to fill a number of key executive positions;

•	expand our product offering and in particular the Celldonate mobile games suite by including mobile deals, coupons and transaction-based applications;

•	license technologies in the “deal and offer” industry;

•	consolidate deals and offers from multiple merchants, advertisers and sales agencies as content for users of the Celldonate mobile games suite;

•	enter into strategic transactions with marketing and sales agencies searching for mobile monetization solutions and mobile-based transaction technologies; and

•	develop “white label” applications for major publishers seeking to engage their customers in mobile transactions.

We believe that the recent alignment of consumer and financial markets with our business model and technologies will allow us to flourish, and we plan to concentrate our efforts on capital raising, team assembly and expanding our technology base and the appeal of the Celldonate applications suite over the next several months. Currently, we only own the copyright in the Celldonate applications suite, in a number of proprietary mobile applications associated with the suite and in a variety of Internet domain names. We expect to require approximately $1,750,000 to continue our planned operations over the next 12 months.

Upon securing appropriate financing, our planned expenditures for the next 12 months (beginning February 2012) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Enter into strategic transactions with marketing and sales agencies	12 months	200,000
Management and consulting fees	12 months	200,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Technology development and licensing expenses	12 months	1,100,000
Marketing expenses	12 months	100,000
Other general and administrative expenses	12 months	50,000
Total		1,750,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to the costs of completing any strategic transactions into which we may enter as well as our regulatory filings throughout the year.

Based on our planned expenditures, we will require additional funds of approximately $1,750,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three and nine months ended December 31, 2011 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $1,750,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

