Form 10-K
period 2012-03-31
Celldonate Inc.
filed 2012-06-28
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-159300

CELLDONATE INC.

(Exact name of registrant as specified in its charter)

Nevada	06-1791524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8665 West Flamingo Road, Suite 131-200
Las Vegas, Nevada 89147
(Address of principal executive offices, including zip code)

(650) 938-3325
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of September 30, 2011 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $479,250.

As of June 27, 2012 the registrant’s outstanding common stock consisted of 22,910,000 shares.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions.

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

As used in this annual report, the terms “we”, “us” and “our” mean Celldonate Inc., unless otherwise indicated.

Business Overview

We are a development stage company in the business of developing mobile monetization solutions and applications. Since our inception we have been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. We were incorporated as a Nevada company on August 15, 2006 and we have no subsidiaries.

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

Over the past few years, mobile devices, social media and tablet computing have created new market opportunities for transacting business on mobile and internet-enabled devices – as a result, we have decided to adopt a more general strategy for the Celldonate mobile games suite by renaming it as the Celldonate mobile applications suite and including online deals, coupons and e-commerce-based transactions as features. Since mobile deals and offers presented to consumers have proven to be a valuable method of engaging people to interact with local merchants, we feel that transitioning the core of our business to mobile and online transaction systems is a prudent approach.

So far, we have not yet entered into any commitments or agreements related to the sale or marketing of the Celldonate mobile applications suite, although we plan to concentrate our efforts on doing so in Canada and the United States. Such agreements will determine the specific manner in which we are able to generate revenues from our business.

We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties and completed several rounds of financing, raising $57,050 through private placements of our common stock.

Our plan of operations for the next 12 months is to develop mobile payment, mobile couponing and mobile offer-based solutions and applications. We plan to focus specifically on solutions for payments and redemptions of e-commerce-based transactions in which consumers receive mobile coupons, certificates or vouchers to be exchanged with merchants for products or services. We are seeking to enhance the experience of both consumers and merchants in this area by developing solutions that include credit card processing terminals, point-of-sale (POS) terminals and common scanning devices. Our goal is to create the most effective solution for tracking, authorizing, redeeming and settling mobile transactions on location.

The mobile coupon and payments industry recently began to experience significant growth. According to a report published by Juniper Research in November 2011, it is targeted to grow in value from a $5.6 billion industry in 2011 to $46 billion in 2015. In this context, we are aiming to address four key issues that the industry continues to face:

1.	Coupon Redemption on Location

Even though coupons are now mobile, digital and interactive, a problem for merchants persists in terms of tracking, redeeming and accepting mobile coupons on location. We are seeking to create solutions that work with merchants’ current operational standards and devices by integrating mobile coupons with traditional forms of payment like credit card processing in order to minimize the requirement for merchants to integrate new software, training or technology into their business.

2.	Making Payment to Merchants Simple

Currently, merchants are compensated by deal and offer publishers for the value of e-commerce transactions via checks delivered according to a pre-arranged schedule. Our plan is to seamlessly integrate merchant payments to into the merchants’ credit card-based accounts. We intend to provide any online or mobile offer company with the ability to connect to a simple solution that pays merchants instantly upon the redemption of an offer through their existing credit card processing terminals.

3.	Social Aspects of Mobile Couponing

By focusing on leveraging consumer knowledge (where consumers are located, who their friends are, what their interest are, etc.), we hope to encourage consumers to share details, recommendations and suggestions about local businesses with their friends. With the consent of consumers, we plan to provide local businesses with this information which will, in turn, allow merchants to send those consumers offers and deals that may be relevant to them.

4.	Integrating “User Request” Features into Mobile Applications

By enabling consumers to request deals from local businesses, we plan to create demand on an individual merchant level. We expect that providing merchants with the option of publishing special offers via email or SMS will engage the mobile community to transact business, with the result that consumers and merchants will connect with one another in a more efficient manner than ever before.

Our goal is to revolutionize the mobile couponing industry by creating products and services that matter to both merchants and mobile consumers, and we believe that the technologies, solutions and teams exist to establish an innovative transaction type in the mainstream consumer marketplace. We plan to generate revenue by charging a fee for each transaction completed using the Celldonate mobile applications suite, and since our applications will permit transactions to occur directly through various mobile devices, we intend to build this fee into our solutions and collect it unobtrusively. Because we have not yet entered into any commitments or agreements to sell or market the Celldonate mobile applications suite, we have not yet established a benchmark percentage fee, although we plan to do so in the near future.

Products

In order to successfully sell and market the Celldonate mobile applications suite, we plan to engage an operational team to develop the custom intellectual property and technology necessary to provide us with a competitive advantage. However, we may also decide to license, modify or amalgamate our solutions with other products and services available in the market that would complement or enhance certain features of the suite – for example, database infrastructure and server resources that could enable us to expand the scope of our technology.

We have completed the planning stage of our transition from a company focused on creating and marketing entertainment-based applications to one involved in creating mobile payment, couponing and offer-based solutions, and have entered into preliminary discussions with a number of parties regarding the development of the Celldonate mobile applications suite. We estimate that the suite will be ready to market in “beta” form before the end of 2012.

Markets

The number of organizations in the deal and offer industry has increased exponentially in the past few years, each of which has attempted to introduce different product offerings to the market. This growth began with the rise of the “daily deal” phenomenon, pioneered to a large extent by Groupon, but quickly morphed into an industry comprised of mobile offers, search-based offers, social offers and print offers. Today, virtually every major online and mobile publisher has a division dedicated to providing consumers with deals and offers in order to generate additional revenues. Interestingly, practically every one of these companies has its own technology solutions and processes for transacting, authorizing and redeeming the purchased deals and offers by merchants on location.

Since the mobile or online coupon industry has not yet adopted a universal redemption or settlement solution, the focus of our marketing strategy is to enter into strategic partnerships with various organizations, service providers, companies and social networks in the United States and Canada regarding the sale and marketing of the Celldonate mobile applications suite. We have not yet entered into any commitments or agreements related to such sale or marketing, although we plan to concentrate our efforts on doing so in those regions for at least the next 12 months. While opportunities exist in the United Kingdom, Asia and throughout the rest of the world, the bulk of the current “deal and offer” companies that stand to benefit from the types of solutions we are developing are located in North America. We therefore plan to locate our team of developers and consultants in the United States and Canada, and more particularly, in the New York, San Francisco and Vancouver, BC areas.

We have not yet entered into any commitments or agreements with any organizations, service providers, companies or social networks to sell or market the Celldonate mobile applications suite, and we have not yet adopted any specific sales and marketing plans apart from those described above. However, as the size and scope of our business increases, we plan to address any issues that arise as well as the need for us to hire additional marketing personnel.

Distribution

We intend to form relationships with major credit card processing agencies as well as medium- and large-scale companies in the deal and offer industry to establish a presence in local merchant marketplaces. Since these organizations are generally connected to local consumers, we expect that we will be able to leverage their existing relationships, sales agents and contractual partners to expedite the implementation and adoption of our solutions. We also believe that the contacts of our Board of Directors and management in this area will accelerate the pace of our client engagement and sales and marketing cycles.

Competition

There is currently a race to develop and market an effective solution for the payment and redemption of mobile couponing transactions. Major industry players such as Google, Apple, Groupon, Living Social, Facebook and others are working with companies like Paypal, American Express and Mastercard to address this issue, and we also face potential threats from developers of other mobile applications and payment-processing companies who wish to participate in this dynamic area. We believe that these organizations will seek to complete strategic acquisitions of companies that are able to gain strong early traction in the market, and our Board of Directors and management plan to use their contacts, knowledge and expertise to develop and market unique solutions that address the industry’s various concerns and permit the early adoption of the Celldonate mobile applications suite.

The product or service that most closely resembles the solutions we are developing is known as a CLO, or card linked offer. A CLO provides a marketing company using the technology with the ability to link an offer or deal directly to a consumer’s existing credit card – this allows the consumer to pay a merchant with his or her existing credit card upon arriving at the merchant’s location, with the payment processing system simply deducting the discount automatically from the regular purchase price.

CLOs still have significant limitations as follows:

●	only three or four of the 200+ acquiring bank institutions that offer credit card processing terminals to merchants have created the technology and software required for CLOs – as such, many merchants cannot use CLOs as their systems do not run on the technology required by the solution

●	CLOs deduct the amount due back to consumers “behind the scenes”, which means that merchants may never know that a consumer used an offer or coupon

●	CLOs are unable to verify various types of offer terms (i.e. restrictions related to the timing of redemptions, the number of coupons permitted per customer, etc.)

●	in order to redeem CLOs, consumers need to present the credit card they used to purchase an offer upon arrival at a merchant location in order to receive the discount – many consumers have more than one type of card, which makes keeping track of which offers were purchased with which card difficult

We believe that much more elegant and universal solutions exist to solve these problems and we are seeking to be the first company to bring these solutions to market.

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

Intellectual Property

We currently own the intellectual property rights associated with the Celldonate mobile applications suite, although we have not obtained and do not plan to obtain patent protection for it. As we develop new mobile and online transaction solutions and applications, however, we intend to file for patent protection as necessary.

We also own the copyright in the contents of our website and the rights to a number of Internet domain names that could be associated with our business. Other than that, we do not have any other intellectual property and we have not filed for any protection of our trademark.

Employees and Consultants

As of March 31, 2012 we did not have any full-time or part-time employees. Michael Palethorpe, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, works as a part-time consultant in the areas of business development and management, and we currently engage independent contractors in the areas of accounting and legal services.

Mr. Palethrope has extensive experience in the online offers, deals and e-commerce space, and we intend to enhance the composition of our Board by adding one to two members in the near future with similar experience, in addition to engaging an operational team to further develop the Celldonate mobile applications suite. Management’s plans in this regard are to hire one product manager, one operations manager, three software engineers, two quality assurance managers, one systems architect and one mobile and online design specialist once we have the necessary financial resources to do so.

Government Regulations

Our current and future operations are or will be subject to various laws and regulations in the United States and Canada, the countries in which we conduct or plan to conduct our activities. These laws and regulations govern communications, the Internet, gift cards and certificates, taxes, labor standards, occupational health and safety and other matters relating to the mobile applications industry. Permits, registrations or other authorizations may also be required to maintain our operations and to carry out our future activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

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

Compliance with any unanticipated requirements could have a material adverse effect on our capital expenditures, earnings or competitive position. Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Legislation affecting the mobile applications industry, gift cards and certificates, payment processing and the Internet in general is subject to constant review, and the regulatory burden frequently increases. Changes in any of these laws and regulations could have a material adverse effect on our business, and in view of the many uncertainties surrounding current and future laws and regulations, including their applicability to our operations, we cannot accurately predict their overall effect on our business.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 8665 West Flamingo Road, Suite 131-200, Las Vegas, Nevada 89147. This office is provided to us free of charge by a former officer and director. As of June 27, 2012 we had not entered into any lease agreement for this office, and we do not plan to recognize any rent expenses for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “CEAC”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
March 31, 2012	0.075	0.075
December 31, 2011	0.075	0.075
September 30, 2011	0.075	0.075
June 30, 2011	0.075	0.075
March 31, 2011	0.075	0.075
December 31, 2010	0.075	0.075
September 30, 2010	0.075	0.051
June 30, 2010	-	-

Holders

As of June 27, 2012 there were approximately 42 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

As of June 27, 2012 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of June 27, 2012 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities during the period covered by this annual report.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on August 15, 2006 to March 31, 2012 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on August 15, 2006 to March 31, 2012 we incurred total expenses of $332,117, including $196,046 in accounting and legal fees, $64,024 in licenses and fees, $63,728 in consulting and development fees, $5,702 in office expenses, $2,089 in bank charges and $528 in amortization.

For the fiscal year ended March 31, 2012 we incurred total expenses of $63,259, including $37,338 in accounting and legal fees, $25,077 in licenses and fees, $245 in office expenses and $599 in bank charges. For the fiscal year ended March 31, 2011 we incurred total expenses of $59,922, including $39,882 in accounting and legal fees, $19,441 in licenses and fees and $599 in bank charges. Our total expenses for those two fiscal years were therefore roughly equivalent, with decrease in our accounting and legal fees for the fiscal year ended March 31, 2012 offset by the increase in our licenses and fees.

Net Loss

From our inception on August 15, 2006 to March 31, 2012 we incurred a net loss of $332,117. For the fiscal year ended March 31, 2012 we incurred a net loss of $63,259 and a net loss per share of $0.01. For the fiscal year ended March 31, 2011 we incurred a net loss of $59,922 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of March 31, 2012 we had $40 in cash, $40 in total assets, $273,957 in total liabilities and a working capital deficit of $273,917. As of March 31, 2012 we had an accumulated deficit of $332,117. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $332,117 from our inception on August 15, 2006 to March 31, 2012 was funded by equity financing and advances from related parties. Since our inception on August 15, 2006, we have raised gross proceeds of $57,050 in cash from the sale of our securities.

From our inception on August 15, 2006 to March 31, 2012 we spent $293,276 in cash on operating activities. During the fiscal year ended March 31, 2012 we spent $54,131 in cash on operating activities, compared to cash spending of $58,349 on operating activities during the fiscal year ended March 31, 2011. Our decrease in cash spending on operating activities during the fiscal ended March 31, 2012 was primarily due to increases in our accounts payable and accrued liabilities for the period, as offset by the decrease in our general and administrative expenses as described above.

From our inception on August 15, 2006 to March 31, 2012 we spent $528 in cash on investing activities, all of which was in the form of equipment purchases. We did not engage in any investing activities during the fiscal years ended March 31, 2012 or 2011.

From our inception on August 15, 2006 to March 31, 2012 we received $293,844 in cash from financing activities, including $236,794 in advances from related parties, and $57,050 in net proceeds from the issuance of our common stock. During the fiscal year ended March 31, 2012 we received $53,056 in cash from financing activities, compared to cash receipts of $57,066 from financing activities during the fiscal year ended March 31, 2011. All of our cash receipts from financing activities during these periods occurred in the form of advances from related parties.

Our decrease in cash for the fiscal year ended March 31, 2012 was $1,075 due to a combination of our operating and financing activities.

During the fiscal year ended March 31, 2012 our monthly cash requirements to fund our operating activities, was approximately $4,511, compared to approximately $4,862 during the fiscal year ended March 31, 2011. In the absence of the continued sale of our common stock or advances from related parties, our cash of $40 as of March 31, 2012 is sufficient to cover our current monthly burn rate for less than one month. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

For the next 12 months (beginning July 2012) we intend to:

●	obtain the necessary financing to fill a number of key operational positions;

●	complete the development of the Celldonate applications suite, including “white label” applications for major deal and offer publishers seeking to engage their customers in mobile transactions; and

●	enter into strategic transactions with sales and marketing agencies searching for mobile payment, mobile couponing and mobile offer-based solutions.

We believe that the recent alignment of consumer and financial markets with our business model and technologies will allow us to flourish, and we plan to concentrate our efforts on capital raising, team assembly and expanding our technology base and the appeal of the Celldonate applications suite over the next 12 months. We expect to require approximately $1,750,000 to continue our planned operations during that time.

Our planned expenditures for the next 12 months (beginning July 2012) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Enter into strategic transactions with sales and marketing agencies	12 months	200,000
Management and consulting fees	12 months	200,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Technology development expenses (including employee salaries)	12 months	1,100,000
Marketing expenses	12 months	100,000
Other general and administrative expenses	12 months	50,000
Total		1,750,000

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the year ended March 31, 2012 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

CELLDONATE INC.

(A Development Stage Company)

March 31, 2012 and 2011

Financial Statements

(Expressed in US Dollars)

Financial Statement Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheet	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders’ Deficiency	F–5

Notes to Financial Statements	F–6

CELLDONATE INC.
(A Development Stage Company)
March 31, 2012 and 2011

Financial Statements
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CELLDONATE INC.

We have audited the accompanying balance sheets of CELLDONATE INC. (a Development Stage Company) as at March 31, 2012 and 2011, and the statements of operations, stockholders’ deficiency and cash flows for the years ended March 31, 2012 and 2011, and for the period from August 15, 2006 (inception) to March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended March 31, 2012 and 2011, and for the period from August 15, 2006 (inception) to March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Smythe Ratcliffe LLP

Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada

June 25, 2012

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Expressed in US dollars)

	March 31, 2012	March 31, 2011

Assets

Current
Cash	$40	$1,115
Other receivable	-	1,080

	$40	$2,195

Liabilities

Current
Accounts payable	$29,663	$23,115
Accrued liabilities (note 3)	7,500	6,000
Due to related parties (note 5)	236,794	183,738

	273,957	212,853

Stockholders’ Deficiency

Common stock (note 4)
Authorized: 100,000,000 common shares, $0.001 par value 400,000 common shares, without par value
Issued and outstanding: 22,910,000 common shares, $0.001 par value	22,910	22,910
Additional paid-in capital	35,290	35,290
Deficit accumulated during the development stage	(332,117)	(268,858)

	(273,917)	(210,658)

	$40	$2,195

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Expressed in US dollars)

	For the year ended March 31, 2012	For the year ended March 31, 2011	Period from August 15, 2006 (inception) to March 31, 2012

Expenses

Accounting and legal	$37,338	$39,882	$196,046
Licenses and fees	25,077	19,441	64,024
Bank charges	599	599	2,089
Office	245	-	5,702
Consulting and development fees	-	-	63,728
Amortization	-	-	528

Net loss and comprehensive loss for period	$(63,259)	$(59,922)	$(332,117)

Basic and diluted loss per share	$(0.00)	(0.00)

Weighted average number of common shares outstanding	22,910,000	22,910,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Expressed in US dollars)

	For the year ended March 31, 2012	For the year ended March 31, 2011	Period from August 15, 2006 (inception) to March 31, 2012

Cash Flow from Operating Activities
Net loss for the period	$(63,259)	$(59,922)	$(332,117)
Amortization of equipment	-	-	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Other receivable	1,080	(1,080)	-
Accounts payable	6,548	3,153	29,663
Accrued liabilities	1,500	(500)	7,500

Cash Used in Operating Activities	(54,131)	(58,349)	(293,276)

Cash Flow from Investing Activity
Purchase of equipment	-	-	(528)
Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Advances from related parties	53,056	57,066	236,794

Cash Provided by Financing Activities	53,056	57,066	293,844

Increase (Decrease) in Cash	(1,075)	(1,283)	40
Cash, Beginning of Period	1,115	2,398	-

Cash, End of Period	$40	$1,115	$40

Supplemental information
Stock dividend issued for no consideration	$-	$20,619	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)
Balance, March 31, 2011	22,910,000	22,910	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	(63,259)	(63,259)

Balance, March 31, 2012	22,910,000	$22,910	$-	$35,290	$(332,117)	$(273,917)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2012 and 2011 (Expressed in US dollars)

1.	Nature of Operations and Going Concern

CELLDONATE INC. (the “Company”) was incorporated under Chapter 78 of the Nevada Revised Statutes of the State of Nevada on August 15, 2006, and has its head office in Las Vegas, Nevada. The Company is a development stage company in the business of developing mobile and social media advertising solutions. The Company develops online and mobile applications, games and tools, which are designed to engage consumers in transacting e-commerce transactions and presenting deals and offers to consumers. The Company will require additional financing to complete the development of its anticipated products and market them to customers. The Company has not generated any sales revenue since inception.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred losses since inception and has an accumulated deficit of $332,117 as of March 31, 2012, limited resources and no source of operating cash flows. As at March 31, 2012, the Company has a working capital deficiency of $273,917 (2011 - $210,658).

The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short term, raising additional equity or debt financing either from its own resources or from third parties, and achieving profitable operations. The Company is actively seeking additional equity funding to complete development of its anticipated products. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these financial statements could be material.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2012 and 2011 (Expressed in US dollars)

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

(e)	Research and development

Research and development expenditures are charged to operations as incurred.

(f)	Financial instruments

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for-trading are measured at fair value with gains and losses recognized in net income. Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income and reported in stockholders’ equity.

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company prioritizes the inputs into three levels that may be used to measure fair value:

a)	Level 1 – Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

b)	Level 2 – Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly, such as quoted prices for similar assets or liabilities in active markets, or indirectly, such as quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions.

c)	Level 3 – Applies to assets or liabilities for which there are unobservable market data.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2012 and 2011 (Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(g)	Financial instruments (continued)

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

The Company has designated its cash as held-for-trading; and accounts payable, accrued liabilities and amounts due to related parties, as other financial liabilities.

(a)	Fair value

The fair values of the Company’s cash and accounts payable, accrued liabilities and amounts due to related parties approximate their carrying values due to the short-term maturity of these instruments.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2012 and 2011 (Expressed in US dollars)

3.	Financial Instruments (continued)

(c)	Translation risk

The Company’s functional currency is the US dollar. The Company translates transactions in foreign currencies into US currency using rates on the date of the transactions. Translation risk is considered minimal as the Company does not incur any significant transactions in currencies other than US dollars.

(d)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and liabilities.

(e)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2012, the Company had accounts payable of $29,663 (2011 - $23,115), which are due within 30 days or less, and amounts due to related parties with no specific terms of repayment.

As at March 31, 2012, accrued liabilities consist of accrued accounting and legal fees of $7,500 (2011 - $6,000).

4.	Common Stock

During the years ended March 31, 2012 and 2011, no common shares were issued.

5.	Related Party Transactions

(a)	Due to related parties as at March 31, 2012 includes the following:

(i)	$225,955 (2011 - $172,899) due to a company controlled by a director of the Company.

(ii)	$7,851 (2011 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (2011 - $2,988) due to directors of the Company for advances made to the Company.

(b)	The Company entered into an agreement with a company controlled by a former director (major shareholder) of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The monthly fee can be waived at the discretion of the related company. The Company incurred charges of $nil (year ended March 31, 2011 - $nil; period from August 15, 2006 to March 31, 2012 - $63,728) for the year ended March 31, 2012 pursuant to this agreement, which has been expensed as consulting and development fees.

(c)	In addition, for the year ended March 31, 2012, the Company was charged fees of $20,000 (year ended March 31, 2011 - $12,000; period from August 15, 2006 to March 31, 2012 - $48,600) by the related company for administrative costs related to the Company’s filing of its regulatory documents.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2012 and 2011 (Expressed in US dollars)

5.	Related Party Transactions (continued)

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

6.	Income Taxes

Deferred income taxes reflect the tax consequences for future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 35% (2011 - 35%) to income before income taxes as follows:

	March 31, 2012	March 31, 2011

Computed expected income tax benefit	$(22,141)	$(20,973)
Change in valuation allowance	22,141	23,062
Effect on change in tax rate	-	(2,089)

Income tax provision	$-	$-

The potential benefit of net operating loss carry-forwards has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of deferred income tax assets and the amount of the valuation allowance are as follows:

	March 31, 2012	March 31, 2011

Net operating losses carried forward	$116,241	$94,100
Valuation allowance	(116,241)	(94,100)

Net deferred income tax assets	$-	$-

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2012 and 2011 (Expressed in US dollars)

6.	Income Taxes (continued)

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of the deferred income tax assets such that a full valuation allowance has been recorded. These factors include the Company's current history of net losses and the expected near-term future losses. The operating losses amounting to $332,117 will expire between 2027 and 2032 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date

2007	$55,294	2027
2008	37,962	2028
2009	52,476	2029
2010	63,204	2030
2011	59,922	2031
2012	63,259	2032

	$332,117

For the years ended March 31, 2012 and 2011, the Company did not have any unrecognized tax benefits and thus no interest and penalties relating to unrecognized tax benefits were recognized. The Company records interest and penalties on unrecognized tax benefits, if any, as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next 12 months.

The Company’s US federal income tax returns are open to examination by the Internal Revenue Service for the 2007, 2008, 2009, 2010, 2011 and 2012 taxation years.

7.	Segmented Information

The Company operates primarily in one business segment being development of mobile technology with substantially all of its assets and operations located in Canada.

8.	Subsequent Event

The Company has evaluated subsequent events for the period after March 31, 2012 and determined that there were no material subsequent events to be disclosed in these financial statements.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We do not have a majority of independent directors on our board or audit committee. We have no policy on fraud and no code of ethics at this time.

2.	All cash management is conducted by our sole officer, which may result in the misappropriation of funds.

3.	The lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.

4.	We are in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the fiscal year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of June 27, 2012.

Name	Age	Position
Michael Palethorpe	39	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director
Ray Bell	60	Director

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

Michael Palethorpe – President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Michael Palethorpe has been our Chief Financial Officer, Principal Accounting Officer and Treasurer since our inception on August 15, 2006, and our President, Chief Executive Officer and Secretary since June 29, 2011. He also served as our director from our inception on August 15, 2006 to August 27, 2007, and was reappointed as our director on January 5, 2009.

For the past three years , Mr. Palethorpe has provided training, development, analysis and sales-related services to a number offer and “daily deal”-type businesses. In 2011, he founded Deal Seals Inc., a company focused on acquiring deal inventory from local merchants and brokering it to deal publishers, and he currently serves as its Chief Executive Officer. Prior to establishing Deal Seals, he served as the Director of Sales for Wantsa Media (Canada) Inc., a company founded by David Strebinger, our former officer and director, from 2010 to 2011. In that role, Mr. Palethorpe assembled and supervised over 80 commission-based sales agents who were responsible for working with local merchants to create appealing consumer offers. During his time with Wantsa Media, the company developed a robust a scalable global platform for transacting offers and deals with online and mobile consumers.

From 2007 to 2011, Mr. Palethorpe worked as an account manager for Metasoft Systems Inc., an information technology consulting and software development firm. In 2008, he was the company’s top U.S. account manager, breaking several monthly sales records, and beginning in 2009 he managed a team that more than doubled the company’s sales over the next two years.

From 2005 to 2006, Mr. Palethorpe worked in a self-employed capacity providing services to non-profit and philanthropic organizations on a number of projects. He is not currently a director of any other public company or any company registered as an investment company.

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

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2012 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

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

Nomination Procedures for Directors

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

Compensation of Directors

Our directors have not received any compensation for their services as directors from our inception on August 15, 2006 to March 31, 2012. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of June 27, 2012, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 27, 2012, there were 22,910,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (%)

Common Stock	Michael Palethorpe (1) 1243 Homer Street Vancouver, British Columbia Canada V6B 2Y9	500,000		2.2

Common Stock	Ray Bell (2) 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	-		-

All Officers and Directors as a Group		500,000		2.2

Common Stock	David Strebinger (3) 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	12,020,000	(4)	52.5

Common Stock	Chelsea Greene 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	7,020,000	(5)	30.6

Common Stock	John Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	4,000,000	(6)	17.5

Common Stock	Bernadette Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	4,000,000	(7)	17.5

(1)	Michael Palethorpe is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director.

(2)	Ray Bell is our director.

(3)	David Strebinger was our President, Chief Executive Officer and director from our inception on August 15, 2006 until May 9, 2011, and our Secretary from August 27, 2007 until May 9, 2011.

(4)	Includes 5,000,000 shares owned by Caring Capital Corporation, a company controlled by David Strebinger, 5,000,000 shares owned by Mr. Strebinger directly, and 2,020,000 shares owned by Chelsea Greene, the spouse of Mr. Strebinger.

(5)	Includes 2,020,000 shares owned by Chelsea Greene and 5,000,000 shares owned by David Strebinger, the spouse of Ms. Greene.

(6)	Includes 2,000,000 shares owned by John Greene and 2,000,000 shares owned by Bernadette Greene, the spouse of Mr. Greene.

(7)	Includes 2,000,000 shares owned by Bernadette Greene and 2,000,000 shares owned by John Greene, the spouse of Ms. Greene.

Change of Control

As of June 27, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at March 31, 2012 we were indebted $225,955 to Caring Capital Corporation, a company controlled by David Strebinger, our former President, Chief Executive Officer, Secretary and director, for consulting and development costs paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment. In addition, during the year ended March 31, 2012 that company charged us $20,000 in administrative costs related to the preparation of our regulatory filings throughout the year.

As at March 31, 2012 we were indebted $7,851 to Chelber Real Estate Inc., a company controlled by Chelsea Greene, our shareholder and the spouse of Mr. Strebinger, for legal fees paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment.

As at March 31, 2012 we were indebted $2,938 to Mr. Strebinger for advances made to us for the purpose of working capital. This amount is non-interest bearing and has no specific terms of repayment. As at March 31, 2012 we were also indebted $50 to Michael Palethorpe, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, for advances made to us for the same purpose.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Smythe Ratcliffe LLP, in connection with the audit of our financial statements for the years ended March 31, 2012 and 2011, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended March 31, 2012 ($)	Year Ended March 31, 2011 ($)
Audit fees	15,500	15,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	200	-
Total	15,700	15,500

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the “Index to Financial Statements” set forth on page F-1.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.6	Agreement with Caring Capital Corporation dated August 15, 2006 (1)
10.7	Amendment Agreement with Caring Capital Corporation dated May 8, 2009 (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Included as exhibits to our registration statement on Form S-1 filed with the SEC on May 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2012	Celldonate Inc.

	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Palethorpe	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	June 27, 2012
Michael Palethorpe

/s/ Ray Bell	Director	June 27, 2012
Ray Bell

