Form 10-K/A
period 2012-03-31
Celldonate Inc.
filed 2012-07-05
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

As of July 3 , 2012 the registrant’s outstanding common stock consisted of 22,910,000 shares.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2012 to correct certain information regarding our current and former directors and executive officers included in Item 12 and to update Item 9B to disclose the resignation of one of our directors subsequent to the original filing date of the Form 10-K. The remainder of the Form 10-K has been revised accordingly.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 8665 West Flamingo Road, Suite 131-200, Las Vegas, Nevada 89147. This office is provided to us free of charge by a former officer and director. As of July 3 , 2012 we had not entered into any lease agreement for this office, and we do not plan to recognize any rent expenses for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

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

Holders

As of July 3 , 2012 there were approximately 42 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

As of July 3 , 2012 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of July 3 , 2012 we did not have any equity compensation plans.

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

For the next 12 months (beginning July 2012) we intend to:

●	obtain the necessary financing to fill a number of key operational positions;

●	complete the development of the Celldonate mobile applications suite, including “white label” applications for major deal and offer publishers seeking to engage their customers in mobile transactions; and

●	enter into strategic transactions with sales and marketing agencies searching for mobile payment, mobile couponing and mobile offer-based solutions.

We believe that the recent alignment of consumer and financial markets with our business model and technologies will allow us to flourish, and we plan to concentrate our efforts on capital raising, team assembly and expanding our technology base and the appeal of the Celldonate mobile applications suite over the next 12 months. We expect to require approximately $1,750,000 to continue our planned operations during that time.

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

Item 9B. Other Information

On June 28, 2012, Ray Bell resigned as our director. Mr. Bell’s resignation did not result from any disagreement with us regarding our operations, policies, practices or otherwise

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of July 3 , 2012.

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

The following table sets forth the ownership, as of July 3 , 2012, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of July 3 , 2012, there were 22,910,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (%)

Common Stock	Michael Palethorpe (1) 28202 N. 58th Street Cave Creek, Arizona 85331	500,000		2.2

All Officers and Directors as a Group		500,000		2.2

Common Stock	Ray Bell (2) 68 Dick’s Creek Road Clarksville, Georgia 30523	-		-

Common Stock	David Strebinger (3) 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	12,020,000	(4)	52.5

Common Stock	Chelsea Greene 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	7,020,000	(5)	30.6

Common Stock	John Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	4,000,000	(6)	17.5

Common Stock	Bernadette Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	4,000,000	(7)	17.5

(1)	Michael Palethorpe is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director.

(2)	Ray Bell was our director from our inception on August 15, 2006 until August 27, 2007, and again from January 5, 2009 until June 28, 2012 .

(3)	David Strebinger was our President, Chief Executive Officer and director from our inception on August 15, 2006 until May 9, 2011, and our Secretary from August 27, 2007 until May 9, 2011.

(4)	Includes 5,000,000 shares owned by Caring Capital Corporation, a company controlled by David Strebinger, 5,000,000 shares owned by Mr. Strebinger directly, and 2,020,000 shares owned by Chelsea Greene, the spouse of Mr. Strebinger.

(5)	Includes 2,020,000 shares owned by Chelsea Greene and 5,000,000 shares owned by David Strebinger, the spouse of Ms. Greene.

(6)	Includes 2,000,000 shares owned by John Greene and 2,000,000 shares owned by Bernadette Greene, the spouse of Mr. Greene.

(7)	Includes 2,000,000 shares owned by Bernadette Greene and 2,000,000 shares owned by John Greene, the spouse of Ms. Greene.

Change of Control

As of July 3 , 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Date: July 3 , 2012	Celldonate Inc.

	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Palethorpe	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	July 3 , 2012
Michael Palethorpe

