Form 10-Q
period 2012-06-30
Celldonate Inc.
filed 2012-08-15
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-159300

CELLDONATE INC.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2012 the registrant’s outstanding common stock consisted of 22,910,000 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

CELLDONATE INC.

(A Development Stage Company)

June 30, 2012

Financial Statements

(Unaudited – Expressed in US dollars)

3

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited – Expressed in US dollars)

	June 30, 2012	March 31, 2012

Assets

Current
Cash	$131,354	$40
Loan receivable (note 5(d))	60,072	-
	191,426	40
Intangible asset (note 6)	2,060	-
	$193,486	$40

Liabilities

Current
Accounts payable	$30,214	$29,663
Accrued liabilities (note 3)	5,500	7,500
Loan payable (note 7)	195,030	-
Due to related parties (note 5)	253,244	236,794

	483,988	273,957

Stockholders’ Deficiency

Common Stock (note 4)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	22,910

Additional Paid-in Capital	35,290	35,290
Deficit Accumulated During the Development Stage	(348,702)	(332,117)

	(290,502)	(273,917)

	$193,486	$40

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited – Expressed in US dollars)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	Period from August 15, 2006 (inception) to June 30, 2012

Expenses
Accounting and legal	$11,057	$10,550	$207,103
Licenses and fees	5,219	6,199	69,243
Bank charges	309	150	2,398
Office	-	193	5,702
Consulting and development fees	-	-	63,728
Amortization	-	-	528

Net Loss and Comprehensive Loss for Period	$(16,585)	$(17,092)	$(348,702)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	22,910,000	22,910,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited – Expressed in US dollars)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	Period from August 15, 2006 (inception) to June 30, 2012

Cash Flow from Operating Activities
Net loss for the period	$(16,585)	$(17,092)	$(348,702)
Amortization of equipment	-	-	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Accounts payable	551	1,965	30,214
Accrued liabilities	(2,000)	5,500	5,500
Cash Used in Operating Activities	(18,034)	(13,557)	(311,309)
Cash Flow from Investing Activity
Loan advanced	(60,072)	-	(60,072)
Purchase of intangible asset	(2,060)	-	(2,060)
Purchase of equipment	-	-	(528)
Cash Used in Investing Activity	(62,132)	-	(62,660)
Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Loan received	195,030	-	195,030
Advances from related parties	16,450	13,407	253,244
Cash Provided by Financing Activities	211,480	13,407	505,324
Increase (Decrease) in Cash	131,314	(150)	131,354
Cash, Beginning of Period	40	1,115	-
Cash, End of Period	$131,354	$965	$131,354
Supplemental Information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)
Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)
Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)
Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)
Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend (note 6(a))	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)
Balance March 31, 2011	22,910,000	22,910	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	(63,259)	(63,259)
Balance, March 31, 2012	22,910,000	22,910	-	35,290	(332,117)	(273,917)
Net loss for period	-	-	-	-	(16,585)	(16,585)
Balance June 30, 2012	22,910,000	$22,910	$-	$35,290	$(348,702)	$(290,502)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ened June 30, 2012 (Unaudited – Expressed in US dollars)

1.	Nature of Operations and Going Concern

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred losses since inception and has an accumulated deficit of $348,702 as of June 30, 2012, with limited resources and no source of operating cash flows. As at June 30, 2012, the Company has a working capital deficiency of $292,562 (March 31, 2012 - $273,917).

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

These unaudited financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited financial statements and notes for the year ended March 31, 2012, as filed in its Form 10-K.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ened June 30, 2012 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ened June 30, 2012 (Unaudited – Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(f)	Financial instruments (continued)

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

(g)	Income taxes

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

(h)	Recent accounting guidance not yet adopted

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ened June 30, 2012 (Unaudited – Expressed in US dollars)

3.	Financial Instruments

The Company has designated its cash as held-for-trading; loan receivable as loans and receivables; and accounts payable, accrued liabilities, loan payable and amounts due to related parties as other financial liabilities.

(a)	Fair value

The fair values of the Company’s cash, loan receivable, accounts payable, accrued liabilities, loan payable and amounts due to related parties approximate their carrying values due to the short-term maturity of these instruments.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2012, the Company had accounts payable of $30,214 (2011 - $21,150), which are due within 30 days or less. The Company’s loan payable of $195,030 (2011 – nil) and due to related parties of $252,244 (2011 - $236,794) have no specific terms of repayment.

As at June 30, 2012, accrued liabilities consist of accrued accounting and legal fees of $5,500 (2011 - $11,500).

4.	Common Stock

During the three months ended June 30, 2012, no common shares were issued.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ened June 30, 2012 (Unaudited – Expressed in US dollars)

5.	Related Party Transactions

(a)	Due to related parties as at June 30, 2012 includes the following:

(i)	$242,405 (March 31, 2012 - $225,955) due to a company controlled by a shareholder of the Company.

(ii)	$7,851 (March 31, 2012 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2012 - $2,988) due to directors of the Company for advances made to the Company.

(b)	The Company entered into an agreement with a company controlled by a former director and major shareholder of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The monthly fee can be waived at the discretion of the related company. The Company incurred charges of $nil (year ended March 31, 2012 - $nil; period from August 15, 2006 to June 30, 2012 - $63,728) for the three months ended June 30, 2012 pursuant to this agreement, which has been expensed as consulting and development fees.

(c)	In addition, for the period ended June 30, 2012, the Company was charged fees of $5,000 (three months ended June 30, 2011 - $5,000; period from August 15, 2006 to June 30, 2012 - $53,600) by the related company for administrative costs related to the Company’s filing of its regulatory documents.

(d)	The Company advanced $60,072 (2011 - nil) to a privately-held company controlled by a former director (major shareholder) of the Company for the facilitation of an agreement between the Company and the related entity.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

6.	Intangible Asset

During the three months ended June 30, 2012, of the Company purchased a domain name for $2,060. Amortization relating to the intangible asset will commence when it is put into use.

7.	Loan Payable

During the three months ended June 30, 2012, the Company entered into a loan agreement with a non-related party in the principal amount of $195,030. The loan is non-interest bearing and has no specific terms of repayment.

8.	Segmented Information

The Company operates primarily in one business segment being development of mobile technology with substantially all of its assets and operations located in Canada.

9.	Subsequent Event

The Company has evaluated subsequent events for the period after June 30, 2012 and determined that there were no material subsequent events to be disclosed in these financial statements.

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

Our unaudited financial statements are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2013. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2012, as filed in our annual report on Form 10-K.

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

We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our independent auditors. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, a loan payable and completed several rounds of financing.

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

Results of Operations

For the Three Months Ended June 30, 2012

During the three months ended June 30, 2012 we incurred a net loss of $16,585, compared to a net loss of $17,092 during the same period in the prior year (“fiscal 2011”). Our net loss from our inception on August 15, 2006 to June 30, 2012 was $348,702. We did not experience any net loss per share during the three months ended June 30, 2012 or 2011.

During the three months ended June 30, 2012 we incurred total expenses of $16,585 compared to total expenses of $17,092 during the same period in fiscal 2011. From our inception on August 15, 2006 to June 30, 2012 we incurred total expenses of $348,702.

Our total expenses during the three months ended June 30, 2012 consisted of $11,057 in accounting and legal fees, $5,219 in licenses and fees and $309 in bank charges. During the same period in fiscal 2011 our total expenses consisted of $10,550 in accounting and legal fees, $6,199 in licenses and fees, $150 in bank charges and $193 in office expenses. The decrease in our expenses for the three months ended June 30, 2012 was primarily due to a decrease in our licenses and fees for the period.

Our total expenses from our inception on August 15, 2006 to June 30, 2012 consisted of $207,103 in accounting and legal fees, $69,243 in licenses and fees, $2,398 in bank charges, $63,728 in consulting and development fees, $5,702 in office expenses and $528 in amortization.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to June 30, 2012 we did not generate any revenues. As of June 30, 2012 we had $131,354 in cash in our bank accounts, $193,486 in total assets, $483,988 in total liabilities and a working capital deficit of $292,562. As of June 30, 2012 we had an accumulated deficit of $348,702. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $348,702 from our inception on August 15, 2006 to June 30, 2012 was funded by equity financing, a loan payable and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the three months ended June 30, 2012 we spent $18,034 in cash on operating activities, compared to $13,557 during the same period in fiscal 2011.

During the three months ended June 30, 2012 we spent $62,132 in cash on investing activities, including $2,060 on the purchase of a domain name and $60,072 in the form of a loan advanced to a related party for the facilitation of an agreement between the related entity and us. We did not engage in any investing activities during the same period in fiscal 2011.

During the three months ended June 30, 2012 we received $211,480 in cash from financing activities, compared to $13,407 during the same period in fiscal 2011. The increase in our receipts from financing activities for the three months ended June 30, 2012 was due to an increase in advances from related parties of $3,043 and the receipt of a loan in the amount of $195,030.

From our inception on August 15, 2006 to June 30, 2012 we spent $311,309 in cash on operating activities and $62,660 on investing activities, and we received $505,324 in cash from financing activities, including $253,244 in advances from related parties, $57,050 in proceeds from the issuance of our common stock and $195,030 in the form of a loan payable.

During the three months ended June 30, 2012 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $5,528 compared to approximately $5,697 during the same period in fiscal 2011. In the absence of the continued sale of our common stock or advances from related parties, our cash of $131,354 as of June 30, 2012 is sufficient to cover our current monthly burn rate for the foreseeable future but not enough to pay our current liabilities balance of $483,988. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

Our plan of operations over the next 12 months is to:

•	obtain the necessary financing to fill a number of key operational positions;

•	complete the development of the Celldonate applications suite, including “white label” applications for major deal and offer publishers seeking to engage their customers in mobile transactions; and

•	enter into strategic transactions with sales and marketing agencies searching for mobile payment, mobile couponing and mobile offer-based solutions.

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

Our planned expenditures for the next 12 months are summarized as follows:

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended June 30, 2012 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our operations, including our accounting and legal fees, so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital will not be sufficient to enable us to sustain our operations for the next 12 months, even if we do decide to scale back our operations.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: August 15, 2012	Celldonate Inc.

	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial
Officer, Principal Accounting Officer, Secretary,
Treasurer, Director

