Form 10-Q
period 2012-09-30
Celldonate Inc.
filed 2012-11-16
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 16, 2012 the registrant’s outstanding common stock consisted of 22,910,000 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

CELLDONATE INC.

(A Development Stage Company)

September 30, 2012

Interim Financial Statements

(Unaudited – Expressed in US dollars)

3

CELLDONATE INC.
(A Development Stage Company)
Interim Balance Sheets
(Expressed in US dollars)

	September 30, 2012	March 31, 2012
	(unaudited)
Assets

Current
Cash	$5,706	$40
Loan receivable (note 5(d))	254,771	-

	260,477	40
Intangible asset (note 6)	2,060	-

	$262,537	$40

Liabilities

Current
Accounts payable	$25,906	$29,663
Accrued liabilities	3,000	7,500
Loan payable (note 7)	275,030	-
Due to related parties (note 5)	263,274	236,794

	567,210	273,957

Stockholders’ Deficiency

Common stock (note 4)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	22,910
Additional paid-in capital	35,290	35,290
Deficit accumulated during the development stage	(362,873)	(332,117)

	(304,673)	(273,917)

	$262,537	$40

Nature of operations and going concern (note 1)

 See accompanying notes to interim financial statements.

CELLDONATE INC.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited – Expressed in US dollars)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the six months ended September 30, 2012	For the six months ended September 30, 2011	Period from August 15, 2006 (inception) to September 30, 2012

Expenses
Accounting and legal	$9,245	$6,149	$20,302	$16,699	$216,348
Licenses and fees	3,602	8,200	8,821	14,399	72,845
Bank charges	1,269	150	1,578	300	3,667
Office	55	-	55	193	5,757
Consulting and development fees	-	-	-	-	63,728
Amortization	-	-	-	-	528

Net loss and comprehensive loss for period	$(14,171)	$(14,499)	$(30,756)	$(31,591)	$(362,873)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	22,910,000	22,910,000	22,910,000	22,910,000

 See accompanying notes to interim financial statements.

CELLDONATE INC.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited – Expressed in US dollars)

	For the six months ended September 30, 2012	For the six months ended September 30, 2011	Period from August 15, 2006 (inception) to September 30, 2012

Cash Flow from Operating Activities
Net loss for the period	$(30,756)	$(31,591)	$(362,873)
Amortization of equipment	-	-	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Other receivable	-	(1,164)	-
Accounts payable	(3,757)	7,869	25,906
Accrued liabilities	(4,500)	(500)	3,000

Cash Used in Operating Activities	(39,013)	(25,386)	(332,289)

Cash Flow from Investing Activities
Loan advanced	(254,771)	-	(254,771)
Purchase of intangible asset	(2,060)	-	(2,060)
Purchase of equipment	-	-	(528)

Cash Used in Investing Activities	(256,831)	-	(257,359)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Loan received	275,030	-	275,030
Advances from related parties	26,480	24,611	263,274

Cash Provided by Financing Activities	301,510	24,611	595,354

Increase (Decrease) in Cash	5,666	(775)	5,706
Cash, Beginning of Period	40	1,115	-

Cash, End of Period	$5,706	$340	$5,706

Supplemental Information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to interim financial statements.

CELLDONATE INC.
(A Development Stage Company)
Interim Statements of Stockholders’ Deficiency
(Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)

Balance March 31, 2011	22,910,000	22,910	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	(63,259)	(63,259)

Balance March 31, 2012	22,910,000	22,910	-	35,290	(332,117)	(273,917)
Net loss for period	-	-	-	-	(30,756)	(30,756)

Balance, September 30, 2012	22,910,000	$22,910	$-	$35,290	$(362,873)	$(304,673)

See accompanying notes to interim financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2012 (Unaudited – Expressed in US dollars)

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred losses since inception and has an accumulated deficit of $362,873 as of September 30, 2012, has limited resources and no source of operating cash flows. As at September 30, 2012, the Company has a working capital deficiency of $306,733 (March 31, 2012 - $273,917).

The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short-term, raising additional equity or debt financing either from its own resources or from third parties, and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these interim financial statements could be material.

The accompanying interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classifications of the liabilities that may result from the inability of the Company to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of presentation

These unaudited interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional and reporting currency is the US dollar.

These unaudited interim financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited financial statements and notes for the year ended March 31, 2012, as filed in its Form 10-K.

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2012 (Unaudited – Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(b)	Use of estimates

The preparation of interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to accounts payable and accrued liabilities, the fair value of warrants attached to common shares issued and the recoverability of income tax assets. While management believes the estimates used are reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

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

(e)	Research and development

Research and development expenditures are charged to operations as incurred.

(h)	Financial instruments

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

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2012 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2012 (Unaudited – Expressed in US dollars)

3.	Financial Instruments

The Company has designated its cash as held-for-trading; loan receivable, as loans and receivables; and accounts payable, accrued liabilities, loan payable and amounts due to related parties, as other financial liabilities.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At September 30, 2012, the Company had accounts payable of $25,906 (2011 - $30,984), which are due within 30 days or less. The Company’s loan payable of $275,030 (2011 - $nil) and due to related parties of $263,274 (2011 - $152,457) have no specific terms of repayment.

As at September 30, 2012, accrued liabilities consist of accounting fees of $3,000 (2011 - $5,500).

4.	Common Stock

During the six months ended September 30, 2012, no common shares were issued.

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2012 (Unaudited – Expressed in US dollars)

5.	Related Party Transactions

(a)	Due to related parties as at September 30, 2012 includes the following:

(i)	$252,435 (March 31, 2012 - $225,955) due to a company under common control.

(ii)	$7,851 (March 31, 2012 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2012 - $2,988) due to directors of the Company for advances made to the Company.

(b)	The Company entered into an agreement with a company controlled by a former director and major shareholder of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The monthly fee can be waived at the discretion of the related company. The Company incurred charges of $nil for six months ended September 30, 2012 (year ended March 31, 2012 - $nil; period from August 15, 2006 to September 30, 2012 - $63,728) pursuant to this agreement, which has been expensed as consulting and development fees.

(c)	In addition, for the six months ended September 30, 2012, the Company was charged fees of $5,000 (six months ended September 30, 2011 - $5,000; period from August 15, 2006 to September 30, 2012 - $58,600) by the related company for administrative costs related to the Company’s filing of its regulatory documents.

(d)	The Company provided a non-interest-bearing loan of $254,771 (2011 - $nil) to a privately-held company controlled by a former director and major shareholder of the Company for the facilitation of an agreement between the Company and the related entity to acquire certain long-term assets.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

6.	Intangible Asset

During the six months ended September 30, 2012, the Company purchased a domain name for $2,060. Amortization relating to the intangible asset will commence when it is put into use.

7.	Loan Payable

During the six months ended September 30, 2012, the Company entered into a loan agreement with a non-related party in the principal amount of $275,030 (2011 - $nil). The loan is non-interest-bearing and has no specific terms of repayment.

8.	Segmented Information

The Company operates primarily in one business segment being development of mobile technology with substantially all of its assets and operations located in Canada.

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2012 (Unaudited – Expressed in US dollars)

9.	Subsequent Event

The Company has evaluated subsequent events for the period after September 30, 2012 and determined that there were no material subsequent events to be disclosed in these interim financial statements.

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

Results of Operations

For the Three Months Ended September 30, 2012

During the three months ended September 30, 2012 we incurred a net loss of $14,171, compared to a net loss of $14,499 during the same period in the prior year (“fiscal 2011”). Our net loss from our inception on August 15, 2006 to September 30, 2012 was $362,873. Our net loss per share for the three months ended September 30, 2012 was $0.00, as was our net loss per share during the same period in fiscal 2011.

During the three months ended September 30, 2012 we incurred total expenses of $14,171, compared to total expenses of $14,499 during the same period in fiscal 2011. From our inception on August 15, 2006 to September 30, 2012 we incurred total expenses of $362,873.

Our total expenses during the three months ended September 30, 2012 consisted of $9,245 in accounting and legal fees, $3,602 in licenses and fees, $55 in office expenses and $1,269 in bank charges. During the same period in fiscal 2011 our total expenses consisted of $6,149 in accounting and legal fees, $8,200 in licenses and fees and $150 in bank charges. Overall, compared to the prior period our expenses are consistent and the variances are within norms.

Our total expenses from our inception on August 15, 2006 to September 30, 2012 consisted of $216,348 in accounting and legal fees, $72,845 in licenses and fees, $5,757 in office expenses, $3,667 in bank charges, $63,728 in consulting and development fees and $528 in amortization.

For the Six Months Ended September 30, 2012

During the six months ended September 30, 2012 we incurred a net loss of $30,756, compared to a net loss of $31,591 during the same period in fiscal 2011. Our net loss per share for the six months ended September 30, 2012 was $0.00, as was our net loss per share during the same period in fiscal 2011.

During the six months ended September 30, 2012 we incurred total expenses of $30,756, compared to total expenses of $31,591 during the same period in fiscal 2011.

Our total expenses during the six months ended September 30, 2012 consisted of $20,302 in accounting and legal fees, $8,821 in licenses and fees, $55 in office expenses and $1,578 in bank charges. During the same period in fiscal 2011 our total expenses consisted of $16,699 in accounting and legal fees, $14,399 in licenses and fees, $193 in office expenses and $300 in bank charges. Overall, compared to the prior period our expenses are consistent and the variances are within norms.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to September 30, 2012 we did not generate any revenues. As of September 30, 2012 we had $5,706 in cash, $262,537 in total assets, $567,210 in total liabilities and a working capital deficit of $306,733. As of September 30, 2012 we had an accumulated deficit of $362,873. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $362,873 from our inception on August 15, 2006 to September 30, 2012 was funded by equity financing, a loan payable and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2012 we spent $39,013 in cash on operating activities, compared to $25,386 during the same period in fiscal 2011. The increase in cash used on operating activities for the six months ended September 30, 2012 was primarily due to fluctuations in our accounts payable and accrued liabilities balances as well as the increase in our net loss as described above.

During the six months ended September 30, 2012 we spent $256,831 in cash on investing activities, whereas we did not engage in any investing activities during the same period in fiscal 2011. The increase in cash used on investing activities for the six months ended September 30, 2012 included $2,060 related to the purchase of a domain name and $254,771 related to a non-interest bearing loan advanced to a related entity during the period for the facilitation of an agreement between the related entity and us to acquire certain long-term assets.

During the six months ended September 30, 2012 we received $301,510 in cash from financing activities, compared to receiving $24,611 in cash during the same period in fiscal 2011. The increase in our receipts from financing activities for the six months ended September 30, 2012 was due to an increase in advances from related parties of $1,869 and the receipt of a loan in the aggregate amount of $275,030.

From our inception on August 15, 2006 to September 30, 2012 we spent $332,289 in cash on operating activities and $257,359 on investing activities, and we received $595,354 in cash from financing activities, including $263,274 in advances from related parties, $57,050 in proceeds from the issuance of our common stock and $275,030 in the form of a loan payable.

During the six months ended September 30, 2012 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $6,502 compared to approximately $4,064 during the same period in fiscal 2011. In the absence of the continued sale of our common stock or advances from related parties, our cash of $5,706 as of September 30, 2012 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $567,210. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

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

Our planned expenditures for the next 12 months are summarized as follows:

		Estimated
Description	Potential Completion Date	Expenses ($)
Enter into strategic transactions with sales and marketing agencies	12 months	200,000
Management and consulting fees	12 months	200,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Technology development expenses (including employee salaries)	12 months	1,100,000
Marketing expenses	12 months	100,000
Other general and administrative expenses	12 months	50,000
Total		1,750,000

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three and six months ended September 30, 2012 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our operations so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital will not be sufficient to enable us to sustain our operations for the next 12 months, even if we do decide to scale back our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission (“SEC”) rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2012	Celldonate Inc.

	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, Director

