Form 10-Q
period 2012-12-31
Celldonate Inc.
filed 2013-02-14
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 14, 2013 the registrant’s outstanding common stock consisted of 22,910,000 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

CELLDONATE INC.

(A Development Stage Company)

Nine months ended December 31, 2012

Interim Financial Statements

(Unaudited – Expressed in US dollars)

3

CELLDONATE INC.
(A Development Stage Company)
Interim Balance Sheets
(Expressed in US dollars)

	December 31, 2012	March 31, 2012
	(unaudited)

Assets

Current
Cash	$3,011	$40
Loan receivable (note 5(d))	394,918	-

	397,929	40
Intangible asset (note 6)	2,060	-

	$399,989	$40

Liabilities

Current
Accounts payable	$23,218	$29,663
Accrued liabilities	6,000	7,500
Loan payable (note 7)	425,030	-
Due to related parties (note 5)	265,567	236,794

	719,815	273,957

Stockholders’ Deficiency

Common stock (note 4)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	22,910
Additional paid-in capital	35,290	35,290
Deficit accumulated during the development stage	(378,026)	(332,117)

	(319,826)	(273,917)

	$399,989	$40

Nature of operations and going concern (note 1)

See accompanying notes to interim financial statements.

CELLDONATE INC.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited – Expressed in US dollars)

	For the three months ended December 31, 2012	For the three months ended December 31, 2011	For the nine months ended December 31, 2012	For the nine months ended December 31, 2011	Period from August 15, 2006 (inception) to December 31, 2012

Expenses
Accounting and legal	$7,485	$17,136	$27,787	$33,836	$223,833
Licenses and fees	7,400	5,030	16,221	19,429	80,245
Bank charges	268	150	1,846	450	3,935
Office	-	-	55	193	5,757
Consulting and development fees	-	-	-	-	63,728
Amortization	-	-	-	-	528

Net loss and comprehensive loss for period	$(15,153)	$(22,316)	$(45,909)	$(53,908)	$(378,026)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	22,910,000	22,910,000	22,910,000	22,910,000

See accompanying notes to interim financial statements.

CELLDONATE INC.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited – Expressed in US dollars)

	For the nine months ended December 31, 2012	For the nine months ended December 31, 2011	Period from August 15, 2006 (inception) to December 31, 2012

Cash Flow from Operating Activities
Net loss for the period	$(45,909)	$(53,908)	$(378,026)
Amortization of equipment	-	-	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Other receivable		(1,164)	-
Accounts payable	(6,445)	10,919	23,218
Accrued liabilities	(1,500)	2,500	6,000

Cash Used in Operating Activities	(53,854)	(41,653)	(347,130)

Cash Flow from Investing Activities
Loan advanced	(394,918)	-	(394,918)
Purchase of intangible asset	(2,060)	-	(2,060)
Purchase of equipment	-	-	(528)

Cash Used in Investing Activities	(396,978)	-	(397,506)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Loan received	425,030	-	425,030
Advances from related parties	28,773	40,728	265,567

Cash Provided by Financing Activities	453,803	40,728	747,647

Increase (Decrease) in Cash	2,971	(925)	3,011
Cash, Beginning of Period	40	1,115	-

Cash, End of Period	$3,011	$190	$3,011

Supplemental Information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to interim financial statements.

CELLDONATE INC.
(A Development Stage Company)
Interim Statements of Stockholders’ Deficiency
(Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)

Balance March 31, 2011	22,910,000	22,910	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	(63,259)	(63,259)

Balance March 31, 2012	22,910,000	22,910	-	35,290	(332,117)	(273,917)
Net loss for period	-	-	-	-	(45,909)	(45,909)

Balance, December 31, 2012	22,910,000	$22,910	$-	$35,290	$(378,026)	$(319,826)

See accompanying notes to interim financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Nine months ended December 31, 2012 (Unaudited – Expressed in US dollars)

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred losses since inception and has an accumulated deficit of $378,026 as of December 31, 2012, has limited resources and no source of operating cash flows. As at December 31, 2012, the Company has a working capital deficiency of $321,886 (March 31, 2012 - $273,917).

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

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Nine months ended December 31, 2012 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Nine months ended December 31, 2012 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Nine months ended December 31, 2012 (Unaudited – Expressed in US dollars)

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2012, the Company had accounts payable of $23,218 (March 31, 2012 - $29,663), which are due within 30 days or less. The Company’s loan payable of $425,030 (March 31, 2012 - $nil) and due to related parties of $265,567 (March 31, 2012 - $236,794) have no specific terms of repayment.

As at December 31, 2012, accrued liabilities consist of accounting and legal fees of $6,000 (March 31, 2012 - $7,500).

4.	Common Stock

During the nine months ended December 31, 2012, no common shares were issued.

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Nine months ended December 31, 2012 (Unaudited – Expressed in US dollars)

5.	Related Party Transactions

(a)	Due to related parties as at December 31, 2012 includes the following:

(i)	$254,727 (March 31, 2012 - $225,955) due to a company under common control.

(ii)	$7,851 (March 31, 2012 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$2,988 (March 31, 2012 - $2,988) due to directors of the Company for advances made to the Company.

(b)	The Company entered into an agreement with a company controlled by a former director and major shareholder of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The monthly fee can be waived at the discretion of the related company. The Company incurred charges of $nil for the nine months ended December 31, 2012 (year ended March 31, 2012 - $nil; period from August 15, 2006 to December 31, 2012 - $63,728) pursuant to this agreement, which has been expensed as consulting and development fees.

(c)	In addition, for the nine months ended December 31, 2012, the Company was charged fees of $15,000 (nine months ended December 31, 2011 - $15,000; period from August 15, 2006 to December 31, 2012 - $58,600) by the related company for administrative costs related to the Company’s filing of its regulatory documents.

(d)	The Company provided a non-interest-bearing loan of $394,918 (March 31, 2012 - $nil) to a privately-held company controlled by a former director and major shareholder of the Company for the facilitation of an agreement between the Company and the related entity to acquire certain long-term assets.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

6.	Intangible Asset

During the nine months ended December 31, 2012, the Company purchased a domain name for $2,060. Amortization relating to the intangible asset will commence when it is put into use.

7.	Loan Payable

During the nine months ended December 31, 2012, the Company entered into a loan agreement with a non-related party in the principal amount of $425,030 (March 31, 2012 - $nil). The loan is non-interest-bearing and has no specific terms of repayment.

8.	Segmented Information

The Company operates primarily in one business segment being development of mobile technology with substantially all of its assets and operations located in Canada.

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Nine months ended December 31, 2012 (Unaudited – Expressed in US dollars)

9.	Subsequent Event

The Company has evaluated subsequent events for the period after December 31, 2012 and through the date of this filing and determined that there were no material subsequent events to be disclosed in these interim financial statements.

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

We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and our audit report includes an “emphasis of matters” paragraph on going concern. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, a loan payable and completed several rounds of financing.

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

Results of Operations

For the Three Months Ended December 31, 2012 and from August 15, 2006 (inception) to December 31, 2012

During the three months ended December 31, 2012 we incurred a net loss of $15,153, compared to a net loss of $22,316 during the same period in the prior year (“fiscal 2011”). Our net loss from our inception on August 15, 2006 to December 31, 2012 was $378,026. Our net loss per share for the three months ended December 31, 2012 was $0.00, as was our net loss per share during the same period in fiscal 2011.

During the three months ended December 31, 2012 we incurred total expenses of $15,153, compared to total expenses of $22,316 during the same period in fiscal 2011. From our inception on August 15, 2006 to December 31, 2012 we incurred total expenses of $378,026.

Our total expenses during the three months ended December 31, 2012 consisted of $7,485 in accounting and legal fees, $7,400 in licenses and fees and $268 in bank charges. During the same period in fiscal 2011 our total expenses consisted of $17,136 in accounting and legal fees, $5,030 in licenses and fees and $150 in bank charges. Overall, compared to the prior period our expenses are consistent and the variances are within norms.

Our total expenses from our inception on August 15, 2006 to December 31, 2012 consisted of $223,833 in accounting and legal fees, $80,245 in licenses and fees, $5,757 in office expenses, $3,935 in bank charges, $63,728 in consulting and development fees and $528 in amortization.

For the Nine Months Ended December 31, 2012

During the nine months ended December 31, 2012 we incurred a net loss of $45,909, compared to a net loss of $53,908 during the same period in fiscal 2011. Our net loss per share for the nine months ended December 31, 2012 was $0.00, as was our net loss per share during the same period in fiscal 2011.

During the nine months ended December 31, 2012 we incurred total expenses of $45,909, compared to total expenses of $53,908 during the same period in fiscal 2011.

Our total expenses during the nine months ended December 31, 2012 consisted of $27,787 in accounting and legal fees, $16,221 in licenses and fees, $55 in office expenses and $1,846 in bank charges. During the same period in fiscal 2011 our total expenses consisted of $33,836 in accounting and legal fees, $19,429 in licenses and fees, $193 in office expenses and $450 in bank charges. Overall, compared to the prior period our expenses are consistent and the variances are within norms.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to December 31, 2012 we did not generate any revenues. As of December 31, 2012 we had $3,011 in cash, $399,989 in total assets, $719,815 in total liabilities and a working capital deficit of $321,886. As of December 31, 2012 we had an accumulated deficit of $378,026. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $378,026 from our inception on August 15, 2006 to December 31, 2012 was funded by equity financing, a loan payable and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the nine months ended December 31, 2012 we spent $53,854 in cash on operating activities, compared to $41,653 during the same period in fiscal 2011. The increase in cash used on operating activities for the nine months ended December 31, 2012 was primarily due to fluctuations in our accounts payable and accrued liabilities balances.

During the nine months ended December 31, 2012 we spent $396,978 in cash on investing activities, whereas we did not engage in any investing activities during the same period in fiscal 2011. The increase in cash used on investing activities for the nine months ended December 31, 2012 included $2,060 related to the purchase of a domain name and $394,918 related to a non-interest bearing loan advanced to a related entity during the period for the facilitation of an agreement between the related entity and us to acquire certain long-term assets.

During the nine months ended December 31, 2012 we received $453,803 in cash from financing activities, compared to receiving $40,728 in cash during the same period in fiscal 2011. The increase in our receipts from financing activities for the nine months ended December 31, 2012 was primarily due to the receipt of a loan in the aggregate amount of $425,030.

From our inception on August 15, 2006 to December 31, 2012 we spent $347,130 cash on operating activities and $397,506 on investing activities, and we received $747,647 in cash from financing activities, including $265,567 in advances from related parties, $57,050 in proceeds from the issuance of our common stock and $425,030 in the form of a loan payable.

During the nine months ended December 31, 2012 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $5,984 compared to approximately $4,628 during the same period in fiscal 2011. In the absence of the continued sale of our common stock or advances from related parties, our cash of $3,011 as of December 31, 2012 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $719,815. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three and nine months ended December 31, 2012 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2013	Celldonate Inc.

	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, Director

