Form 10-K
period 2013-03-31
Celldonate Inc.
filed 2013-06-28
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

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

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of September 30, 2012 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $479,250.

As of June 28, 2013 the registrant’s outstanding common stock consisted of 22,910,000 shares.

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

Until recently, we were focused on completing the development of a suite of applications aimed at individuals with Internet-enabled mobile devices known as the Celldonate mobile games suite. This suite included a number of games of chance as well as skills-based games which individuals were able to play to earn points towards redeeming prizes from participating retailers and service providers. The Celldonate mobile games suite was originally developed to provide non-profit organizations with an alternative to conventional forms of fundraising by giving them the ability to license the applications and generate ongoing donation revenue by permitting individuals to play fun, interactive games on their mobile devices and receive prizes or information for doing so.

Over the past few years, mobile devices, social media and tablet computing have created new market opportunities for transacting business on mobile and internet-enabled devices – as a result, we decided to adopt a more general strategy for the Celldonate mobile games suite by renaming it as the Celldonate mobile applications suite and including online deals, coupons and e-commerce-based transactions as features. Since mobile deals and offers presented to consumers have proven to be a valuable method of engaging people to interact with local merchants, we felt that transitioning the core of our business to mobile and online transaction systems was a prudent approach.

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

Currently, merchants are compensated by deal and offer publishers for the value of e-commerce transactions via payments delivered according to a pre-arranged schedule. Our plan is to seamlessly integrate merchant payments to into the merchants’ credit card-based accounts. We intend to provide any online or mobile offer company with the ability to connect to a simple solution that pays merchants instantly upon the redemption of an offer through their existing credit card processing terminals.

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

We have completed the planning stage of our transition from a company focused on creating and marketing entertainment-based applications to one involved in creating mobile payment, couponing and offer-based solutions, and have entered into preliminary discussions with a number of parties regarding the development of the Celldonate mobile applications suite. Currently, we are engaged in final discussions with one company regarding the development of a new application we are seeking to include in the Celldonate mobile applications suite and bring to market in October 2013. This new application will enable consumers to complete payments using only a smart phone as well as generate income for one or more charitable causes or organizations of their choice.

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

Employees and Consultants

As of March 31, 2013 we did not have any full-time or part-time employees. Michael Palethorpe, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, works as a part-time consultant in the areas of business development and management, and we currently engage independent contractors in the areas of accounting and legal services.

Mr. Palethorpe has extensive experience in the online offers, deals and e-commerce space, and we intend to enhance the composition of our Board by adding one to two members in the near future with similar experience, in addition to engaging an operational team to further develop the Celldonate mobile applications suite. Management’s plans in this regard are to hire one product manager, one operations manager, three software engineers, two quality assurance managers, one systems architect and one mobile and online design specialist once we have the necessary financial resources to do so. We are also attempting to hire two new executive officers for the purpose of overseeing our operations and initiating sales and marketing efforts for the Celldonate mobile applications suite.

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

Item 1A.  Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

Our executive office is located at 8665 West Flamingo Road, Suite 131-200, Las Vegas, Nevada 89147. This office is provided to us free of charge by a former officer and director. As of June 28, 2013 we had not entered into any lease agreement for this office, and we do not plan to recognize any rent expenses for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB under the trading symbol “CEAC”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on November 16, 2009. On July 23, 2012, our common stock was deleted from the OCT Bulletin Board and it is now quoted exclusively on the OTCQB. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
March 31, 2013	0.075	0.075
December 31, 2012	0.075	0.075
September 30, 2012	0.075	0.075
June 30, 2012	0.075	0.075
March 31, 2012	0.075	0.075
December 31, 2011	0.075	0.075
September 30, 2011	0.075	0.075
June 30, 2011	0.075	0.075

Holders

As of June 28, 2013 there were approximately 42 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

On October 7, 2010, we approved a stock dividend of nine (9) authorized but unissued shares of our common stock on each one (1) issued and outstanding share of our common stock held by shareholders of record as of October 29, 2010. On the same day, we received approval from the Financial Industry Regulatory Authority to effect the dividend by way of a forward split effective as of November 1, 2010.

Other than as described above, as of June 28, 2013 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of June 28, 2013 we did not have any equity compensation plans.

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

Results of Operations

Revenues

We have limited operational history. From our inception on August 15, 2006 to March 31, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on August 15, 2006 to March 31, 2013 we incurred total expenses of $428,319, including $232,769 in accounting and legal fees, $86,564 in licenses and fees, $98,728 in consulting and development fees, $5,757 in office expenses, $3,973 in bank charges and $528 in amortization.

For the fiscal year ended March 31, 2013 we incurred total expenses of $96,202, including $36,723 in accounting and legal fees, $35,000 in consulting and development fees, $22,540 in licenses and fees, $1,884 in bank charges and $55 in office expenses. For the fiscal year ended March 31, 2012 we incurred total expenses of $63,259, including $37,338 in accounting and legal fees, $25,077 in licenses and fees, $599 in bank charges and $245 in office expenses. Our total expenses for those two fiscal years were therefore roughly equivalent except for the $35,000 in consulting and development fees we incurred during the recent fiscal year, all of which was attributable to a payment for services we received relating to web design and development for the purpose of creating a custom-branded mobile application.

Net Loss

From our inception on August 15, 2006 to March 31, 2013 we incurred a net loss of $428,319. For the fiscal year ended March 31, 2013 we incurred a net loss of $96,202 and a net loss per share of $0.00. For the fiscal year ended March 31, 2012 we incurred a net loss of $63,259 and a net loss per share of $0.00.

Liquidity and Capital Resources

As of March 31, 2013 we had $2,861 in cash, $4,921 in total assets, $375,040 in total liabilities and a working capital deficit of $370,119. As of March 31, 2013 we had an accumulated deficit of $428,319. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $428,319 from our inception on August 15, 2006 to March 31, 2013 was funded by equity financing and advances from related parties. Since our inception on August 15, 2006, we have raised gross proceeds of $57,050 in cash from the sale of our securities.

From our inception on August 15, 2006 to March 31, 2013 we spent $396,009 in cash on operating activities. During the fiscal year ended March 31, 2013 we spent $102,733 in cash on operating activities, compared to cash spending of $54,131 on operating activities during the fiscal year ended March 31, 2012. Our increase in cash spending on operating activities during the fiscal ended March 31, 2013 was primarily due to the increase in our net loss from operations as described above.

From our inception on August 15, 2006 to March 31, 2013 we spent $2,588 in cash on investing activities, all of which was in the form of equipment and intangible asset purchases. During the fiscal year ended March 31, 2013 we spent $2,060 on investing activities, all of which was in the form of intangible asset purchases, whereas we did not engage in any investing activities during the fiscal year ended March 31, 2012.

From our inception on August 15, 2006 to March 31, 2013 we received $401,458 in cash from financing activities, including $344,408 in advances from related parties and $57,050 in net proceeds from the issuance of our common stock. During the fiscal year ended March 31, 2013 we received $107,614 in cash from financing activities, including a $400,000 third party loan payable that we offset with a corresponding advance to a related party, compared to cash receipts of $53,056 from financing activities during the fiscal year ended March 31, 2012. Other than as described above, all of our cash receipts from financing activities during these periods occurred in the form of advances from related parties.

Our increase in cash for the fiscal year ended March 31, 2013 was $2,861 due to a combination of our operating and financing activities.

During the fiscal year ended March 31, 2013 our monthly cash requirements to fund our operating activities was approximately $8,561, compared to approximately $4,511 during the fiscal year ended March 31, 2012. In the absence of the continued sale of our common stock or advances from related parties, our cash of $2,861 as of March 31, 2013 is sufficient to cover our current monthly burn rate for less than one month. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

For the next 12 months (beginning July 2013) we intend to:

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

Our planned expenditures for the next 12 months (beginning July 2013) are summarized as follows:

		Estimated
	Potential	Expenses
Description	Completion Date	($)

Enter into strategic transactions with sales and marketing agencies	12 months	200,000

Management and consulting fees	12 months	200,000

Professional fees (legal, accounting and auditing fees)	12 months	100,000

Technology development expenses (including employee salaries)	12 months	1,100,000

Marketing expenses	12 months	100,000

Other general and administrative expenses	12 months	50,000

Total		1,750,000

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the year ended March 31, 2013 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8.   Financial Statements and Supplementary Data

CELLDONATE INC.

(A Development Stage Company)

March 31, 2013 and 2012

Financial Statements

(Expressed in US Dollars)

Financial Statement Index

CELLDONATE INC.

(A Development Stage Company)

March 31, 2013 and 2012

Financial Statements

(Expressed in US dollars)

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of CELLDONATE INC.

We have audited the accompanying balance sheets of CELLDONATE INC. (a Development Stage Company) as at March 31, 2013 and 2012, and the statements of operations, stockholders’ deficiency and cash flows for the years ended March 31, 2013 and 2012, and for the period from August 15, 2006 (inception) to March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2013 and 2012, and the result of its operations and its cash flow for the years ended March 31, 2013 and 2012, and for the period from August 15, 2006 (inception) to March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed is note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smythe Ratcliffe LLP
Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada

June 24, 2013

CELLDONATE INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31, 2013	March 31, 2012

Assets

Current
Cash	$2,861	$40

Intangible asset (note 7)	2,060	-
	$4,921	$40

Liabilities

Current
Accounts payable	$20,632	$29,663
Accrued liabilities (note 3)	10,000	7,500
Due to related parties (note 5)	344,408	236,794

	375,040	273,957

Stockholders’ Deficiency

Common stock (note 4)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	22,910
Additional paid-in capital	35,290	35,290
Deficit accumulated during the development stage	(428,319)	(332,117)

	(370,119)	(273,917)

	$4,921	$40

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	For the year ended March 31, 2013	For the year ended March 31, 2012	Period from August 15, 2006 (inception) to March 31, 2013

Expenses

Accounting and legal	$36,723	$37,338	$232,769
Consulting and development fees	35,000	-	98,728
Licenses and fees	22,540	25,077	86,564
Bank charges	1,884	599	3,973
Office	55	245	5,757
Amortization	-	-	528

Net loss and comprehensive loss for period	$(96,202)	$(63,259)	$(428,319)

Basic and diluted loss per share	$(0.00)	(0.00)

Weighted average number of common shares outstanding	22,910,000	22,910,000

See accompanying notes to financial statements.

CELLDONATE INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the year ended March 31, 2013	For the year ended March 31, 2012	Period from August 15, 2006 (inception) to March 31, 2013

Cash Flow from Operating Activities
Net loss for the period	$(96,202)	$(63,259)	$(428,319)
Amortization of equipment	-	-	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Other receivable	-	1,080	-
Accounts payable	(9,031)	6,548	20,632
Accrued liabilities	2,500	1,500	10,000

Cash Used in Operating Activities	(102,733)	(54,131)	(396,009)

Cash Flow from Investing Activities
Purchase of equipment	-	-	(528)
Purchase of intangible asset	(2,060)	-	(2,060)

Cash Used in Investing Activities	(2,060)	-	(2,588)
Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Advances from related parties	107,614	53,056	344,408
Loan from third party	400,000	-	400,000
Advances to related party	(400,000)	-	(400,000)

Cash Provided by Financing Activities	107,614	53,056	401,458

Increase (Decrease) in Cash	2,821	(1,075)	2,861
Cash, Beginning of Period	40	1,115	-

Cash, End of Period	$2,861	$40	$2,861

Supplemental information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$1,150
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC.
(A Development Stage Company)
Statements of Stockholders’ Deficiency
(Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)

Balance, March 31, 2011	22,910,000	22,910	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	(63,259)	(63,259)

Balance, March 31, 2012	22,910,000	22,910	-	35,290	(332,117)	(273,917)
Net loss for year					(96,202)	(96,202)
Balance, March 31, 2013	22,910,000	$22,910	$-	35,290	$(428,319)	$(370,119)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2013 and 2012 (Expressed in US dollars)

1.	Nature of Operations and Going Concern

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred losses since inception and has an accumulated deficit of $428,319 as of March 31, 2013, limited resources and no source of operating cash flows. As at March 31, 2013, the Company has a working capital deficiency of $370,119 (2012 - $273,917).

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2013 and 2012 (Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(c)	Basic and diluted earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share assumes the exercise of common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. However, the calculation of diluted earnings (loss) per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive.

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company prioritizes the inputs into three levels that may be used to measure fair value:

a) Level 1	–	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

b) Level 2	–	Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly, such as quoted prices for similar assets or liabilities in active markets, or indirectly, such as quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions.

c) Level 3	–	Applies to assets or liabilities for which there are unobservable market data.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2013 and 2012 (Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(f)	Financial instruments (continued)

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2013 and 2012 (Expressed in US dollars)

3.	Financial Instruments (continued)

(c)	Foreign currency translation risk

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2013, the Company had accounts payable of $20,632 (2012 - $29,663), which are due within 30 days or less, and amounts due to related parties of $344,408 (2012 - $236,794) with no specific terms of repayment.

As at March 31, 2013, accrued liabilities consist of accrued accounting and legal fees of $10,000 (2012 - $7,500).

4.	Common Stock

During the years ended March 31, 2013 and 2012, no common shares were issued.

5.	Related Party Transactions

(a)	Due to related parties as at March 31, 2013 includes the following:

(i)	$268,569 (2012 - $225,955) due to a company controlled by a director of the Company.

(ii)	$7,851 (2012 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$32,988 (2012 - $2,988) due to directors of the Company for advances made to the Company.

(iv)	$35,000 (2012 - $nil) due to a company controlled by a shareholder of the Company for payment relating to web design and development expenses.

(b)	The Company entered into an agreement with a company controlled by a former director (major shareholder) of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The monthly fee can be waived at the discretion of the related company. The Company incurred charges of $nil (year ended March 31, 2012 - $nil; period from August 15, 2006 to March 31, 2013 - $63,728) for the year ended March 31, 2013 pursuant to this agreement, which has been expensed as consulting and development fees.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2013 and 2012 (Expressed in US dollars)

5.	Related Party Transactions (continued)

(c)	In addition, for the year ended March 31, 2013, the Company was charged fees of $20,000 (year ended March 31, 2012 - $20,000; period from August 15, 2006 to March 31, 2013 - $68,600) by the related company for accounting and legal expenses related to the Company’s filing of its regulatory documents.

For the year ended March 31, 2013, the Company entered into an agreement to offset a third party loan payable of $400,000 with an advance to a related party of $400,000.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

6.	Income Taxes

Deferred income taxes reflect the tax consequences for future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 35% (2012 - 35%) to income before income taxes as follows:

	March 31, 2013	March 31, 2012

Computed expected income tax benefit	$(33,671)	$(22,141)
Change in valuation allowance	33,671	22,141

Income tax provision	$-	$-

The potential benefit of net operating loss carry-forwards has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of deferred income tax assets and the amount of the valuation allowance are as follows:

	March 31, 2013	March 31, 2012

Net operating losses carried forward	$149,912	$116,241
Valuation allowance	(149,912)	(116,241)

Net deferred income tax assets	$-	$-

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Years Ended March 31, 2013 and 2012 (Expressed in US dollars)

6.	Income Taxes (continued)

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of the deferred income tax assets such that a full valuation allowance has been recorded. These factors include the Company’s current history of net losses and the expected near-term future losses. The operating losses amounting to $428,319 will expire between 2027 and 2033 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date

2007	$55,294	2027
2008	37,962	2028
2009	52,476	2029
2010	63,204	2030
2011	59,922	2031
2012	63,259	2032
2013	96,202	2033

	$428,319

For the years ended March 31, 2013 and 2012, the Company did not have any unrecognized tax benefits and thus no interest and penalties relating to unrecognized tax benefits were recognized. The Company records interest and penalties on unrecognized tax benefits, if any, as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next 12 months.

The Company’s US federal income tax returns are open to examination by the Internal Revenue Service for the 2007, 2008, 2009, 2010, 2011 and 2012 taxation years.

7.	Intangible Asset

During the year ended March 31, 2013, the Company purchased a domain name for $2,060. Amortization relating to the intangible asset will commence when it is put into use.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the fiscal year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of June 28, 2013.

Name	Age	Position
Michael Palethorpe	40	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Our current director will serve as such until our next annual shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the pleasure of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and our management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

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

For the past four years, Mr. Palethorpe has provided training, development, analysis and sales-related services to a number offer and “daily deal” -type businesses. In 2011, he founded Deal Seals Inc., a company focused on acquiring deal inventory from local merchants and brokering it to deal publishers, and he currently serves as its Chief Executive Officer. Prior to establishing Deal Seals, he served as the Director of Sales for Wantsa Media (Canada) Inc., a company founded by David Strebinger, our former officer and director, from 2010 to 2011. In that role, Mr. Palethorpe assembled and supervised over 80 commission-based sales agents who were responsible for working with local merchants to create appealing consumer offers. During his time with Wantsa Media, the company developed a robust a scalable global platform for transacting offers and deals with online and mobile consumers.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2013 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

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

Compensation of Directors

Our directors have not received any compensation for their services as directors from our inception on August 15, 2006 to March 31, 2013. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of June 28, 2013, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 28, 2013, there were 22,910,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

		Amount and
		Nature of		Percent of
Title of	Name and Address of	Beneficial		Class
Class	Beneficial Owner	Ownership		(%)

Common Stock	Michael Palethorpe (1) 1243 Homer Street Vancouver, British Columbia Canada V6B 2Y9	500,000		2.2

All Officers and Directors as a Group		500,000		2.2

Common Stock	David Strebinger (2) 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	12,020,000	(3)	52.5

Common Stock	Chelsea Greene 3606 – 1111 Alberni Street Vancouver, British Columbia Canada V6E 4V2	7,020,000	(4)	30.6

Common Stock	John Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	4,000,000	(5)	17.5

Common Stock	Bernadette Greene RR #1 C22 Bowen Island, British Columbia Canada V0N 1G0	4,000,000	(6)	17.5

(1)	Michael Palethorpe is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director.

(2)	David Strebinger was our President, Chief Executive Officer and director from our inception on August 15, 2006 until May 9, 2011, and our Secretary from August 27, 2007 until May 9, 2011.

(3)	Includes 5,000,000 shares owned by Caring Capital Corporation, a company controlled by David Strebinger, 5,000,000 shares owned by Mr. Strebinger directly, and 2,020,000 shares owned by Chelsea Greene, the spouse of Mr. Strebinger.

(4)	Includes 2,020,000 shares owned by Chelsea Greene and 5,000,000 shares owned by David Strebinger, the spouse of Ms. Greene.

(5)	Includes 2,000,000 shares owned by John Greene and 2,000,000 shares owned by Bernadette Greene, the spouse of Mr. Greene.

(6)	Includes 2,000,000 shares owned by Bernadette Greene and 2,000,000 shares owned by John Greene, the spouse of Ms. Greene.

Change of Control

As of June 28, 2013 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As at March 31, 2013 we were indebted $268,569 to Caring Capital Corporation, a company controlled by David Strebinger, our former President, Chief Executive Officer, Secretary and director, for consulting and development costs paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment. In addition, during the fiscal year ended March 31, 2013 that company charged us $20,000 for accounting and legal expenses related to the preparation of our regulatory filings throughout the year.

As at March 31, 2013 we were indebted $7,851 to Chelber Real Estate Inc., a company controlled by Chelsea Greene, our shareholder and the spouse of Mr. Strebinger, for legal fees paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment.

As at March 31, 2013 we were indebted $2,938 to Mr. Strebinger for advances made to us for the purpose of working capital. This amount is non-interest bearing and has no specific terms of repayment. As at March 31, 2013 we were also indebted $50 to Michael Palethorpe, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, for advances made to us for the same purpose.

As at March 31, 2013 we were indebted $35,000 to Wantsa Media (USA) Inc., a company controlled by Mr. Strebinger, for web design and development expenses. This amount is non-interest bearing and has no specific terms of repayment.

During the fiscal year ended March 31, 2013, we advanced $400,000 to Wantsa Media (USA) Inc., a company indirectly controlled by Mr. Strebinger, which we received from a non-related party in the form of a loan and were subsequently able to offset through the assignment of the loan receivable in exchange for the cancellation of the loan payable.

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

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Smythe Ratcliffe LLP, in connection with the audit of our financial statements for the years ended March 31, 2013 and 2012, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	($)	($)
Audit fees	15,500	15,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	200	200
Total	15,700	15,700

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2013.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

See the “Index to Financial Statements” set forth on page F-1.

(a)(2)	Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit	Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.6	Agreement with Caring Capital Corporation dated August 15, 2006 (1)

10.7	Amendment Agreement with Caring Capital Corporation dated May 8, 2009 (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Included as exhibits to our registration statement on Form S-1 filed with the SEC on May 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2013	Celldonate Inc.

	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer,
Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer,
/s/ Michael Palethorpe	Secretary, Treasurer, Director	June 28, 2013
Michael Palethorpe

