Form 10-Q
period 2013-06-30
Celldonate Inc.
filed 2013-08-14
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 14, 2013 the registrant’s outstanding common stock consisted of 22,910,000 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

CELLDONATE INC.

(A Development Stage Company)

June 30, 2013

Financial Statements

(Unaudited – Expressed in US dollars)

3

CELLDONATE INC. (A Development Stage Company) Balance Sheets (Unaudited – Expressed in US dollars)

	June 30, 2013	March 31, 2013

Assets

Current
Cash	$2,711	$2,861
Intangible asset (note 6)	2,060	2,060
	$4,771	$4,921

Liabilities

Current
Accounts payable	$23,559	$20,632
Accrued liabilities (note 3)	10,000	10,000
Due to related parties (note 5)	390,614	344,408

	424,173	375,040

Stockholders’ Deficiency

Common Stock (note 4)
Authorized:
100,000,000 common shares, $0.001 par value
400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	22,910

Additional Paid-in Capital	35,290	35,290
Deficit Accumulated During the Development Stage	(477,602)	(428,319)

	(419,402)	(370,119)

	$4,771	$4,921

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Operations (Unaudited – Expressed in US dollars)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	Period from August 15, 2006 (inception) to June 30, 2013

Expenses
Accounting and legal	$9,333	$11,057	$242,102
Licenses and fees	4,800	5,219	91,364
Bank charges	150	309	4,123
Office	-	-	5,757
Consulting and development fees	35,000	-	133,728
Amortization	-	-	528

Net Loss and Comprehensive Loss for Period	$(49,283)	$(16,585)	$(477,602)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	22,910,000	22,910,000

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited – Expressed in US dollars)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	Period from August 15, 2006 (inception) to June 30, 2013

Cash Flow from Operating Activities
Net loss for the period	$(49,283)	$(16,585)	$(477,602)
Amortization of equipment	-	-	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Accounts payable	2,927	551	23,559
Accrued liabilities	-	(2,000)	10,000

Cash Used in Operating Activities	(46,356)	(18,034)	(442,365)

Cash Flow from Investing Activities
Loan advanced	-	(60,072)	-
Purchase of intangible asset	-	(2,060)	(2,060)
Purchase of equipment	-	-	(528)

Cash Used in Investing Activities	-	(62,132)	(2,588)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Loan from third party (note 7)	-	195,030	400,000
Advanced to related party	-	-	(400,000)
Advances from related parties	46,206	16,450	390,614

Cash Provided by Financing Activities	46,206	211,480	447,664

Increase (Decrease) in Cash	(150)	131,314	2,711
Cash, Beginning of Period	2,861	40	-

Cash, End of Period	$2,711	$131,354	$2,711

Supplemental Information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Stockholders’ Deficiency (Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)
Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)
Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)
Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)
Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)
Balance March 31, 2011	22,910,000	22,910	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	(63,259)	(63,259)
Balance, March 31, 2012	22,910,000	22,910	-	35,290	(332,117)	(273,917)
Net loss for year					(96,202)	(96,202)
Balance, March 31, 2013	22,910,000	22,910	-	35,290	(428,319)	(370,119)
Net loss for period	-	-	-	-	(49,283)	(49,283)
Balance June 30, 2013	22,910,000	$22,910	$-	$35,290	$(477,602)	$(419,402)

See accompanying notes to financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2013 (Unaudited – Expressed in US dollars)

1.	Nature of Operations and Going Concern

CELLDONATE INC. (the “Company”) was incorporated under Chapter 78 of the Nevada Revised Statutes of the state of Nevada on August 15, 2006, and has its head office in Las Vegas, Nevada. The Company is a development stage company in the business of developing mobile and social media advertising solutions. The Company develops online and mobile applications, games and tools, which are designed to engage consumers in e-commerce transactions and presenting deals and offers to consumers. The Company will require additional financing to complete the development of its anticipated products and market them to customers. The Company has not generated any sales revenue since inception.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred losses since inception and has an accumulated deficit of $477,602 as of June 30, 2013, with limited resources and no source of operating cash flows. As at June 30, 2013, the Company has a working capital deficiency of $421,462 (March 31, 2013 - $372,179).

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

These unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classifications of the liabilities that may result from the inability of the Company to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of presentation

These unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The Company’s functional and reporting currency is the US dollar.

These unaudited financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year to end March 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited financial statements and notes included herein have been prepared on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements and notes for the year ended March 31, 2013, as filed in its Form 10-K.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2013 (Unaudited – Expressed in US dollars)

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

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for-trading are measured at fair value with gains and losses recognized in net income. Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income and reported in stockholders’ deficiency.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2013 (Unaudited – Expressed in US dollars)

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

Transaction costs that are directly attributable to the acquisition or issue of financial instruments that are classified as held-to-maturity, loans and receivables or other financial liabilities are included in the initial carrying value of such instruments and amortized using the effective interest method. Transaction costs classified as held-for-trading are expensed when incurred, while those classified as available-for-sale are included in the initial carrying value.

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

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2013 (Unaudited – Expressed in US dollars)

3.	Financial Instruments

The Company has designated its cash as held-for-trading; and accounts payable, accrued liabilities and amounts due to related parties, as other financial liabilities.

(a)	Fair value

The fair values of the Company’s cash, accounts payable, accrued liabilities and amounts due to related parties approximate their carrying values due to the short-term maturity of these instruments.

(b)	Credit risk

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company’s financial asset that is exposed to credit risk is cash, which is minimized to the extent that it is placed with a major financial institution. Concentration of credit risk exists with respect to the Company’s cash, as all amounts are held at a single major American financial institution.

(c)	Translation risk

The Company’s functional currency is the US dollar. The Company translates transactions in foreign currencies into US currency using rates on the date of the transactions. Translation risk is considered minimal, as the Company does not incur any significant transactions in currencies other than US dollars.

(d)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and liabilities.

(e)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2013, the Company had accounts payable of $23,559 (March 31, 2013 - $20,632), which are due within 30 days or less. The Company’s due to related parties of $390,614 (March 31, 2013 - $344,408) have no specific terms of repayment.

As at June 30, 2013, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2013 - $10,000).

4.	Common Stock

During the three months ended June 30, 2013, no common shares were issued.

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2013 (Unaudited – Expressed in US dollars)

5.	Related Party Transactions

(a) Due to related parties as at June 30, 2013 includes the following:

(i) $279,775 (March 31, 2013 - $268,569) due to a company controlled by a shareholder of the Company.

(ii) $7,851 (March 31, 2013 - $7,851) due to a company controlled by a shareholder of the Company for payment of legal services made on behalf of the Company.

(iii) $32,989 (March 31, 2013 - $32,989) due to directors of the Company for advances made to the Company.

(iv) $70,000 (March 31, 2013 - $35,000) due to a company controlled by a shareholder of the Company for payment relating to web design and development expenses.

(b) The Company entered into an agreement with a company controlled by a former director (major shareholder) of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The monthly fee can be waived at the discretion of the related company. The Company incurred charges of $nil (period ended June 30, 2012 - $nil; period from August 15, 2006 to March 31, 2013 - $63,728) for the period ended June 30, 2013 pursuant to this agreement, which has been expensed as consulting and development fees.

(c) In addition, for the period ended June 30, 2013, the Company was charged fees of $5,000 (three months ended June 30, 2012 - $5,000; period from August 15, 2006 to June 30, 2013 - $53,600) by a related company for administrative costs related to the Company’s filing of its regulatory documents.

(d) During the year ended March 31, 2013, the Company offset a third party loan payable of $400,000 (note 7) with an advance with a related party of $400,000.

Related party transactions are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

6.	Intangible Asset

During the year ended March 31, 2013, the Company purchased a domain name for $2,060. Amortization relating to the intangible asset will commence when it is put into use.

7.	Loan from Third Party

During the three months ended June 30, 2012, the Company entered into a loan agreement with a non-related party in the principal amount of $195,030. The loan was non-interest-bearing and had no specific terms of repayment. During the year ended March 31, 2013, the non-related party increased the principal amount to $400,000 and was later offset with an advance to a related party (note 5(d)).

CELLDONATE INC. (A Development Stage Company) Notes to Financial Statements Three months ended June 30, 2013 (Unaudited – Expressed in US dollars)

8.	Segmented Information

The Company operates primarily in one business segment, being development of mobile technology, with substantially all of its assets and operations located in Canada.

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

Our unaudited financial statements are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2014. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2013, as filed in our annual report on Form 10-K.

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

We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and our most recent audit report includes an “emphasis of matters” paragraph on going concern. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, a loan payable and completed several rounds of financing.

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

Results of Operations

For the Three Months Ended June 30, 2013

During the three months ended June 30, 2013 we incurred a net loss of $49,283, compared to a net loss of $16,585 during the same period in the prior year (“fiscal 2012”). Our net loss from our inception on August 15, 2006 to June 30, 2013 was $477,602. Our net loss per share for the three months ended June 30, 2013 was $0.00, as was our net loss per share during the same period in fiscal 2012.

During the three months ended June 30, 2013 we incurred total expenses of $49,283, compared to total expenses of $16,585 during the same period in fiscal 2012. From our inception on August 15, 2006 to June 30, 2013 we incurred total expenses of $477,602.

Our total expenses during the three months ended June 30, 2013 consisted of $35,000 in consulting and development fees, $9,333 in accounting and legal fees, $4,800 in licenses and fees and $150 in bank charges. During the same period in fiscal 2012 our total expenses consisted of $11,057 in accounting and legal fees, $5,219 in licenses and fees and $309 in bank charges. Overall, our total expenses for the two periods were consistent and the variances within norms except for the $35,000 in consulting and development fees we incurred during the three months ended June 30, 2013, all of which was attributable to services we received relating to web design and development for the purpose of creating a custom-branded mobile application.

Our total expenses from our inception on August 15, 2006 to June 30, 2013 consisted of $242,102 in accounting and legal fees, $133,728 in consulting and development fees, $91,364 in licenses and fees, $5,757 in office expenses, $4,123 in bank charges and $528 in amortization.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to June 30, 2013 we did not generate any revenues. As of June 30, 2013 we had $2,711 in cash, $4,771 in total assets, $424,173 in total liabilities and a working capital deficit of $421,402. As of June 30, 2013 we had an accumulated deficit of $477,602. We are dependent on funds raised through equity financing and related parties. Our cumulative net loss of $477,602 from our inception on August 15, 2006 to June 30, 2013 was funded by equity financing and advances from related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the three months ended June 30, 2013 we spent $46,356 in cash on operating activities, compared to cash spending of $18,034 on operating activities during the same period in fiscal 2012. Our increase in cash spending on operating activities between the two periods was primarily due to the increase in our net loss from operations as described above.

During the three months ended June 30, 2013 we did not engage in any investing activities, whereas we spent $62,132 on investing activities during the same period in fiscal 2012, including $2,060 related to the purchase of a domain name and $60,072 related to a non-interest bearing loan advanced to a related entity for the facilitation of an agreement between the related entity and us to acquire certain long-term assets.

During the three months ended June 30, 2013 we received $46,206 in cash from financing activities, all of which was in the form of advances from related parties, compared to receiving $211,480 in cash during the same period in fiscal 2012. The decrease in our receipts from financing activities for the three months ended June 30, 2013 was primarily due to the loan in the amount of $195,030 we received from a third party during the three months ended June 30, 2012, as offset by the increase of $29,757 in advances from related parties.

From our inception on August 15, 2006 to June 30, 2013 we spent $442,365 cash on operating activities and $2,588 on investing activities, and we received $447,664 in cash from financing activities, including $390,614 in advances from related parties and $57,050 in proceeds from the issuance of our common stock.

During the three months ended June 30, 2013 our monthly cash requirements to fund our operating activities, including advances from related parties, was approximately $16,427 compared to approximately $5,528 during the same period in fiscal 2012. In the absence of the continued sale of our common stock or advances from related parties, our cash of $2,711 as of June 30, 2013 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $424,173. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the three months ended June 30, 2013 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013	Celldonate Inc.

	By:	/s/ Michael Palethorpe
Michael Palethorpe
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, Director

