Form 10-Q
period 2013-09-30
Celldonate Inc.
filed 2013-12-11
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number: 333-159300

CELLDONATE INC.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

960 Broadway Avenue

Suite 160

Boise, Idaho 83707

(Address of principal executive offices, including zip code)

(208) 343-1413

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [ ]	Smaller reporting company [X]

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

As of December 10, 2013 the registrant’s outstanding common stock consisted of 22,910,000 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Celldonate Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

CELLDONATE INC.

(A Development Stage Company)

September 30, 2013

Financial Statements

(Unaudited – Expressed in US dollars)

3

CELLDONATE INC. (A Development Stage Company) Interim Balance Sheets (Expressed in US dollars)

	September 30, 2013	March 31, 2013
	(Unaudited)
Assets

Current
Cash	$-	$2,861
Intangible asset (note 6)	2,060	2,060
	$2,060	$4,921

Liabilities

Current
Accounts payable (note 5)	$420,653	$20,632
Accrued liabilities (note 3)	10,000	10,000
Due to related parties (note 5)	-	344,408

	430,653	375,040

Stockholders’ Deficiency

Common Stock (note 4)
Authorized:
100,000,000 common shares, $0.001 par value 400,000 common shares, without par value
Issued and outstanding:
22,910,000 common shares, $0.001 par value	22,910	22,910

Additional Paid-in Capital	35,290	35,290
Deficit Accumulated During the Development Stage	(486,793)	(428,319)

	(428,593)	(370,119)

	$2,060	$4,921

Nature of operations and going concern (note 1)

See accompanying notes to interim financial statements.

CELLDONATE INC. (A Development Stage Company) Interim Statements of Operations (Unaudited – Expressed in US dollars)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the six months ended September 30, 2013	For the six months ended September 30, 2012	Period from August 15, 2006 (inception) to September 30, 2013

Expenses
Accounting and legal	$8,801	$9,245	$18,134	$20,302	$250,903
Licenses and fees	200	3,602	5,000	8,821	91,564
Bank charges	190	1,269	340	1,578	4,313
Office	-	55	-	55	5,757
Consulting and development fees	-	-	35,000	-	133,728
Amortization	-	-	-	-	528

Net loss and comprehensive loss for period	$(9,191)	$(14,171)	$(58,474)	$(30,756)	$(486,793)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	22,910,000	22,910,000	22,910,000	22,910,000

See accompanying notes to interim financial statements.

CELLDONATE INC. (A Development Stage Company) Statements of Cash Flows (Unaudited – Expressed in US dollars)

	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2012	Period from August 15, 2006 (inception) to September 30, 2013

Cash Flow from Operating Activities
Net loss for the period	$(58,474)	$(30,756)	$(486,793)
Amortization of equipment	-	-	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Accounts payable and due to related parties	55,613	(3,757)	76,245
Accrued liabilities	-	(4,500)	10,000

Cash Used in Operating Activities	(2,861)	(39,013)	(398,870)

Cash Flow from Investing Activities
Purchase of intangible asset	-	(2,060)	(2,060)
Purchase of equipment	-	-	(528)

Cash Used in Investing Activities	-	(2,060)	(2,588)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Loan received	-	275,030	400,000
Advance to related party	-	(254,771)	(400,000)
Advances from related parties	-	26,480	344,408

Cash Provided by Financing Activities	-	46,739	401,458

Increase (Decrease) in Cash	(2,861)	5,666	-
Cash, Beginning of Period	2,861	40	-

Cash, End of Period	$-	$5,706	$-

Supplemental Information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to interim financial statements.

CELLDONATE INC. (A Development Stage Company) Interim Statements of Stockholders’ Deficiency (Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	11,500,000	1,150	-	-	-	1,150
Shares issued for cash	1,600,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	13,100,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	1,140,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	14,240,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	8,670,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	22,910,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	22,910,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)

Balance March 31, 2011	22,910,000	22,910	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	(63,259)	(63,259)

Balance, March 31, 2012	22,910,000	22,910	-	35,290	(332,117)	(273,917)
Net loss for year					(96,202)	(96,202)

Balance, March 31, 2013	22,910,000	22,910	-	35,290	(428,319)	(370,119)
Net loss for period	-	-	-	-	(58,474)	(58,474)

Balance, September 30, 2013	22,910,000	$22,910	$-	$35,290	$(486,793)	$(428,593)

See accompanying notes to interim financial statements.

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2013 (Unaudited – Expressed in US dollars)

1.	Nature of Operations and Going Concern

CELLDONATE INC. (the “Company”) is a development stage company in the business of developing mobile monetization solutions and applications. Since inception the Company has been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. The Company was incorporated as a Nevada company on August 15, 2006. Going forward, the Company plans to focus on acquiring ownership in late-stage exploration to development-stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. The Company has incurred losses since inception and has an accumulated deficit of $486,793 as of September 30, 2013, with limited resources and no source of operating cash flows. As at September 30, 2013, the Company has a working capital deficiency of $428,593 (March 31, 2013 - $372,179).

The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short-term, raising additional equity or debt financing either from its own resources or from third parties, and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these unaudited financial statements could be material.

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

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2013 (Unaudited – Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(a)	Basis of presentation (continued)

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

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2013 (Unaudited – Expressed in US dollars)

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

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2013 (Unaudited – Expressed in US dollars)

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At September 30, 2013, the Company had accounts payable of $420,653 (March 31, 2013 - $20,632), which are due within 30 days or less. The Company’s due to related parties of $0 (March 31, 2013 - $344,408) have no specific terms of repayment.

As at September 30, 2013, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2013 - $10,000).

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2013 (Unaudited – Expressed in US dollars)

4.	Common Stock

During the six months ended September 30, 2013, no common shares were issued.

5.	Accounts Payable and Due to Related Parties

On September 10, 2013, certain shareholders of the Company (the “sellers”) entered into a stock purchase agreement with certain purchasers such that the sellers would no longer be a related party as at September 30, 2013. Pursuant to the transaction, the comparative balances below correspond to the amounts owed to the sellers and originally recorded as due to related parties.

(a)	Accounts payable as at September 30, 2013 includes the following:

(i)	$309,813 (March 31, 2013 - $268,568) due to a company controlled by a former shareholder of the Company.

(ii)	$7,851 (March 31, 2013 - $7,851) due to a company controlled by a former shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$32,989 (March 31, 2013 - $32,989) due to former directors of the Company for advances made to the Company.

(iv)	$70,000 (March 31, 2013 - $35,000) due to a company controlled by a former shareholder of the Company for payment relating to web design and development expenses.

(b)	The Company entered into an agreement with a company controlled by a former director and major shareholder of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement requires the Company to pay a monthly fee of $1,500 for services provided by the related party and to reimburse the related party for expenses incurred on its behalf. The agreement was terminated effective September 9, 2013. The Company incurred charges of $0 (September 30, 2012 - $0; period from August 15, 2006 to September 30, 2013 - $63,728) for the period ended September 30, 2013 pursuant to this agreement, which has been expensed as consulting and development fees.

(c)	In addition, for six months ended September 30, 2013, the Company was charged fees of $0 (September 30, 2012 - $5,000; period from August 15, 2006 to September 30, 2013 - $53,600) by a formerly related company for administrative costs related to the Company’s filing of its regulatory documents.

(d)	During the year ended March 31, 2013, the Company offset a third party loan payable of $400,000 (note 7) with an advance with a former related party of $400,000.

The amounts are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

CELLDONATE INC. (A Development Stage Company) Notes to Interim Financial Statements Six months ended September 30, 2013 (Unaudited – Expressed in US dollars)

6.	Intangible Asset

During the year ended March 31, 2013, the Company purchased a domain name for $2,060. Amortization relating to the intangible asset will commence when it is put into use.

7.	Loan from Third Party

During the six months ended September 30, 2012, the Company entered into a loan agreement with a non-related party in the principal amount of $275,030. The loan was non-interest-bearing and had no specific terms of repayment. During the year ended March 31, 2013, the non-related party increased the principal amount to $400,000 and was later offset with an advance to a related party (note 5(d)).

8.	Segmented Information

The Company has historically operated primarily in one business segment, being development of mobile technology, with substantially all of its assets located in Canada.

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

Our unaudited financial statements for the three and six months ended September 30, 2013 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2014. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2013, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

We are a development stage company in the business of developing mobile monetization solutions and applications. Since our inception we have been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. We were incorporated as a Nevada company on August 15, 2006 and we have no subsidiaries. Historically, we were focused on completing the development of a suite of applications aimed at individuals with Internet-enabled mobile devices known as the Celldonate mobile games suite. Going forward, we plan to focus on acquiring ownership in late-stage exploration to development-stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America but may pursue other profitable business opportunities that are available to us. Our main focus will be on identifying solid resources, and then utilize funding to bring a distressed asset into production, while either securing equity ownership or rights of title in the form of royalties. We are targeting pre-production resource projects that are well understood, show strong financial projections and low capital intensity, where we can apply capital to take the projects into production within 12-24 months. However, there exist no agreements, arrangements or understandings as to any opportunities as of the date of this report.

We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and our most recent audit report includes an “emphasis of matter” paragraph on going concern. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $57,050 through private placements of our common stock.

Change in Control and Board of Directors

On September 10, 2013, certain sellers, entered into a stock purchase agreement (“Purchase Agreement”) with certain purchasers named thereof (the “Purchaser”), pursuant to which the Purchasers purchased 22,710,000 shares of our common stock from the sellers.

Effective September 30, 2013, Michael Palethorpe, our sole officer and director tendered his resignation as an officer. Ryan Hart was appointed as our Chief Executive Officer and President and Daniel Kunz was elected to be the Executive Chairman of the Board of Directors.

Effective October 14, 2013, Michael Palethorpe resigned as a director and each of Ryan Hart, Alexander Kunz, Roy Eiguren and Steve McGrath be and hereby is, elected to serve on our Board of Directors.

As a result of the change in control and Board of Directors, the due the related parties balance has been reclassified as accounts payable in the unaudited financial statements.

Results of Operations

For the Three Months Ended September 30, 2013

During the three months ended September 30, 2013 we incurred a net loss of $9,191, compared to a net loss of $14,171 during the same period in the prior year (“fiscal 2012”). Our net loss from our inception on August 15, 2006 to September 30, 2013 was $486,793. Our net loss per share for the three months ended September 30, 2013 was $0.00, as was our net loss per share during the same period in fiscal 2012.

During the three months ended September 30, 2013 we incurred total expenses of $9,191, compared to total expenses of $14,171 during the same period in fiscal 2012.

Our total expenses during the three months ended September 30, 2013 consisted of $8,801 in accounting and legal fees, $200 in licenses and fees, $0 in office expenses, and $190 in bank charges. During the same period in fiscal 2012 our total expenses consisted of $9,245 in accounting and legal fees, $3,602 in licenses and fees, $55 in office expenses and $1,269 in bank charges. Overall, compared to the prior period expenses are consistent and variances are within norms. We did not incur any consulting and development fees during the three months ended September 30, 2013.

For the Six Months Ended September 30, 2013

During the six months ended September 30, 2013 we incurred a net loss of $58,474, compared to a net loss of $30,756 during the same period in the fiscal 2012. Our net loss from our inception on August 15, 2006 to September 30, 2013 was $486,793. Our net loss per share for the six months ended September 30, 2013 was $0.00, as was our net loss per share during the same period in fiscal 2012.

During the six months ended September 30, 2013 we incurred total expenses of $58,474, compared to total expenses of $30,756 during the same period in fiscal 2012. From our inception on August 15, 2006 to June 30, 2013 we incurred total expenses of $486,793.

Our total expenses during the six months ended September 30, 2013 consisted of $35,000 in consulting and development fees, $18,134 in accounting and legal fees, $5,000 in licenses and fees, and $340 in bank charges. During the same period in fiscal 2012 our total expenses consisted of $20,302 in accounting and legal fees, $8,821 in licenses and fees, $1,578 in bank charges and $55 in office expenses. Overall, our total expenses for the two periods were consistent and the variances within norms except for the $35,000 in consulting and development fees we incurred during the six months ended September 30, 2013, all of which was attributable to services we received relating to web design and development for the purpose of creating a custom-branded mobile application.

Our total expenses from our inception on August 15, 2006 to September 30, 2013 consisted of $250,903 in accounting and legal fees, $91,564 in licenses and fees, $5,757 in office expenses, $4,313 in bank charges, $133,728 in consulting and development fees, and $528 in amortization.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to September 30, 2013 we did not generate any revenues. As of September 30, 2013 we had $0 in cash, $430,653 in total liabilities and a working capital deficit of $428,593. As of September 30, 2013 we had an accumulated deficit of $486,793. We are dependent on funds raised through equity financing, related parties, and loan payables. Our cumulative net loss of $486,793 from our inception on August 15, 2006 to September 30, 2013 was funded by equity financing and advances from former related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2013 we spent $2,861 in cash on operating activities, compared to cash spending of $39,013 on operating activities during the same period in fiscal 2012. Our decrease in cash spending on operating activities between the two periods was primarily due to the increase in our accounts payable from operations as described above.

During the six months ended September 30, 2013 we did not engage in any investing activities, whereas we spent $256,831 on investing activities during the same period in fiscal 2012, including $2,060 related to the purchase of a domain name and $254,771 related to a non-interest bearing loan advanced to a former related entity for the facilitation of an agreement between the former related entity and us to acquire certain long-term assets.

During the six months ended September 30, 2013 we received $0 in cash from financing activities, compared to receiving $301,510 in cash during the same period in fiscal 2012. The decrease in our receipts from financing activities for the six months ended September 30, 2013 was primarily due to the loan in the amount of $275,030 we received from a third party during the six months ended September 30, 2012, together with an increase of $26,480 in advances from former related parties.

From our inception on August 15, 2006 to September 30, 2013 we spent $398,870 cash on operating activities and $2,588 on investing activities, and we received $401,458 in cash from financing activities, consisting of $344,408 in cash from a loan, and $57,050 in proceeds from the issuance of our common stock.

During the six months ended September 30, 2013 our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $9,746 compared to approximately $6,522 during the same period in fiscal 2012. In the absence of the continued sale of our common stock or advances the former or new related parties, our cash of $0 as of September 30, 2013 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $430,653. Until we are able to complete private and/or public financing, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

Our business strategy going forward is to acquire ownership in late-stage exploration to development-stage gold mining projects and/or royalty or streaming interests in low capital intensity, mining projects in North America. Our main focus will be on identifying solid resources, and then utilize funding to bring a distressed asset into production, while either securing equity ownership or rights of title in the form of royalties.

We expect to require approximately $1,200,000 to carry out our business strategy. Our plan of operations over the next 12 months is to obtain the necessary financing to fill a number of key operational positions. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from former related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the six months ended September 30, 2013 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $1,200,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our unaudited financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

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

Date: December 11, 2013	Celldonate Inc.

	By:	/s/ Ryan Hart
Ryan Hart
Chief Executive Officer, President and Director

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

