Form 10-Q
period 2013-12-31
Gold Torrent, Inc.
filed 2014-03-31
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-159300

GOLD TORRENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960 Broadway Avenue

Suite 160

Boise, Idaho 83707

(Address of principal executive offices, including zip code)

(208) 343-1413

(Registrant’s telephone number, including area code)

CELLDONATE INC.
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

As of March 28, 2014 the registrant’s outstanding common stock consisted of 4,582,000 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of GOLD TORRENT, INC. (formerly Celldonate Inc.) (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

December 31, 2013

Interim Financial Statements

(Unaudited – Expressed in US dollars)

3

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Interim Balance Sheets

(Unaudited – Expressed in US dollars)

	December 31, 2013	March 31, 2013

Assets

Current
Cash	$-	$2,861
Intangible asset (note 7)	2,060	2,060
	$2,060	$4,921

Liabilities

Current
Accounts payable (note 5)	$446,871	$20,632
Accrued liabilities (note 3)	10,000	10,000
Due to related parties (note 5)	-	344,408
Stockholders’ loan (note 6)	23,687	-

	480,558	375,040

Stockholders’ Deficiency

Common Stock (note 4)
Authorized:
200,000,000 common shares, $0.001 par value 20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
4,582,000 common shares, $0.005 par value	22,910	22,910

Additional Paid-in Capital	35,290	35,290
Deficit Accumulated During the Development Stage	(536,698)	(428,319)

	(478,498)	(370,119)

	$2,060	$4,921

Nature of operations and going concern (note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Interim Statements of Operations

(Unaudited – Expressed in US dollars)

	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012	Period from August 15, 2006 (inception) to December 31, 2013

Expenses
Accounting and legal	$42,000	$7,485	$60,134	$27,787	$292,903
Licenses and fees	6,826	7,400	11,826	16,221	98,390
Bank charges	-	268	340	1,846	4,313
Office	1,079	-	1,079	55	6,836
Consulting and development fees	-	-	35,000	-	133,728
Amortization	-	-	-	-	528

Net Loss and Comprehensive Loss for Period	$(49,905)	$(15,153)	$(108,379)	$(45,909)	$(536,698)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	4,582,000	4,582,000	4,582,000	4,582,000

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited – Expressed in US dollars)

	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012	Period from August 15, 2006 (inception) to December 31, 2013

Cash Flow from Operating Activities
Net loss for the period	$(108,379)	$(45,909)	$(536,698)
Amortization of equipment	-	-	528
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Accounts payable	81,831	(6,445)	102,463
Accrued liabilities	-	(1,500)	10,000

Cash Used in Operating Activities	(26,548)	(53,854)	(422,557)

Cash Flow from Investing Activities
Purchase of intangible asset	-	(2,060)	(2,060)
Purchase of equipment	-	-	(528)

Cash Used in Investing Activities	-	(2,060)	(2,588)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	57,050
Loan received from third party	-	400,000	400,000
Advanced to related party	-	(394,918)	(400,000)
Advances from related parties	-	53,803	344,408
Loan received from stockholders	23,687	-	23,687

Cash Provided by Financing Activities	23,687	58,885	425,145

Increase (Decrease) in Cash	(2,861)	2,971	-
Cash, Beginning of Period	2,861	40	-

Cash, End of Period	$-	$3,011	$-

Supplemental Information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Interim Statements of Stockholders’ Deficiency

(Unaudited – Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	2,300,000	1,150	-	-	-	1,150
Shares issued for cash	320,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	2,620,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	228,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	2,848,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued	1,734,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	4,582,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	4,582,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)

Balance March 31, 2011	4,582,000	22,910	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	(63,259)	(63,259)

Balance, March 31, 2012	4,582,000	22,910	-	35,290	(332,117)	(273,917)
Net loss for year					(96,202)	(96,202)

Balance, March 31, 2013	4,582,000	22,910	-	35,290	(428,319)	(370,119)
Net loss for period	-	-	-	-	(108,379)	(108,379)
Balance December 31, 2013	4,582,000	$22,910	$-	$35,290	$(536,698)	$(478,498)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

Nine months ended December 31, 2013

(Unaudited – Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (formerly Celldonate Inc.) (the “Company”) is a development stage company and was incorporated as a Nevada company on August 15, 2006. Since inception, the Company has been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. On January 16, 2014, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. Going forward, the Company plans to focus on acquiring ownership in late-stage exploration to development-stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America.

During the nine months ended December 31, 2013, the Company reverse split its common stock on the basis of one for five (note 4). All figures as to the number of common stock as well as loss per share in these interim financial statements are reverse split amounts and have been retroactively restated.

The Company has incurred losses since inception and has an accumulated deficit of $536,698 as of December 31, 2013, with limited resources and no source of operating cash flows. As at December 31, 2013, the Company has a working capital deficiency of $480,558 (March 31, 2013 - $372,179).

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

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

Nine months ended December 31, 2013

(Unaudited – Expressed in US dollars)

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

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

Nine months ended December 31, 2013

(Unaudited – Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(e)	Research and development (continued)

Research and development expenditures are charged to operations as incurred.

(f)	Financial instruments

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

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

Nine months ended December 31, 2013

(Unaudited – Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(g)	Income taxes

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

The Company has designated its cash as held-for-trading; and accounts payable, accrued liabilities, amounts due to related parties and stockholders’ loans, as other financial liabilities.

(a)	Fair value

The fair values of the Company’s cash, accounts payable, accrued liabilities and amounts due to related parties and stockholders’ loans approximate their carrying values due to the short-term maturity of these instruments.

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

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

Nine months ended December 31, 2013

(Unaudited – Expressed in US dollars)

3.	Financial Instruments (continued)

(e)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2013, the Company had accounts payable of $446,871 (March 31, 2013 - $20,632) which are due within 30 days or less. The Company’s due to related parties of $nil (March 31, 2013 - $344,408) have no specific terms and repayment. The Company’s stockholders’ loan (note 6) of $23,687 (March 31, 2013 - $nil) are interest bearing and are due December 31, 2014.

As at December 31, 2013, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2013 - $10,000).

4.	Common Stock

During the nine months ended December 31, 2013, no common shares were issued.

On December 9, 2013, the shareholders approved, and on January 16, 2014, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a one (1) for five (5) reverse split of the Company’s shares of common stock, par value $0.001 per share and increase the number of authorized shares of capital stock of the Company to 220,000,000 shares, which shall be divided into two classes as follows: 200,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share.

5.	Accounts Payable and Due to Related Parties

On September 10, 2013, certain shareholders of the Company (the “Sellers), entered into a stock purchase agreement with certain purchasers and as a result, the Sellers would no longer be a related party as at December 31, 2013. Pursuant to the transaction, the comparative balances below correspond to the amounts owed to the Sellers and originally recorded as due to related parties.

(a)	Accounts payable as at December 31, 2013 includes the following:

(i)	$315,968 (March 31, 2013 - $268,569) due to a company controlled by a former shareholder of the Company.

(ii)	$7,851 (March 31, 2013 - $7,851) due to a company controlled by a former shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$32,989 (March 31, 2013 - $32,989) due to former directors of the Company for advances made to the Company.

(iv)	$70,000 (March 31, 2013 - $35,000) due to a company controlled by a former shareholder of the Company for payment relating to web design and development expenses.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

Nine months ended December 31, 2013

(Unaudited – Expressed in US dollars)

5.	Accounts Payable and Due to Related Parties (continued)

(b)	The Company entered into an agreement with a company controlled by a former director and former major shareholder of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended May 8, 2009. The agreement required the Company to pay a monthly fee of $1,500 for services provided and to reimburse for expenses incurred on its behalf. The agreement was terminated effective September 9, 2013. The Company incurred charges of $nil (December 31, 2012 - $nil; period from August 15, 2006 to March 31, 2013 - $63,728) for the period ended December 31, 2013 pursuant to this agreement, which was expensed as consulting and development fees.

(c)	In addition, for the nine months ended December 31, 2013, the Company was charged fees of $nil (December 31, 2012 - $5,000; period from August 15, 2006 to December 31, 2013 - $53,600) by a formerly related company for administrative costs related to the Company’s filing of its regulatory documents.

(d)	During the nine months ended December 31, 2012, the Company entered into a loan agreement with a non-related party in the principal amount of $400,000. The loan was non-interest-bearing and had no specific terms of repayment. During the year ended March 31, 2013, the non-related party increased the principal amount to $400,000 and was later offset with an advance to a related party.

The above amounts are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

6.	Stockholders’ Loans

During the nine months ended December 31, 2013, current officers of the Company advanced loans of $23,687. These loans are due on December 31, 2014 and bears interest at 10% per annum.

7.	Intangible Asset

During the year ended March 31, 2013, the Company purchased a domain name for $2,060. Amortization relating to the intangible asset will commence when it is put into use.

8.	Segmented Information

The Company has historically operated primarily in one business segment, being development of mobile technology, with substantially all of its assets located in Canada.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

Nine months ended December 31, 2013

(Unaudited – Expressed in US dollars)

9.	Subsequent Event

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other then what is described below , the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the financial statements.

On February 26, 2014, the Company entered into a loan agreement with an officer of the Company for $15,000. This loan is due on December 31, 2014 and bears interest at 10% per annum.

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

Our unaudited financial statements for the three and nine months ended December 31, 2013 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2014. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2013, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

GOLD TORRENT, INC. (formerly Celldonate Inc.) (the “Company”) is a development stage company. We were incorporated as a Nevada company on August 15, 2006 and we have no subsidiaries. Historically we were in the business of developing mobile monetization solutions and applications. Since our inception we have been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. On January 16, 2014, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. Going forward, we plan to focus on acquiring ownership in late-stage exploration to development-stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America but may pursue other profitable business opportunities that are available to us. Our main focus will be on identifying solid resources, and then utilize funding to bring a distressed asset into production, while either securing equity ownership or rights of title in the form of royalties. We are targeting pre-production resource projects that are well understood, show strong financial projections and low capital intensity, where we can apply capital to take the projects into production within 12-24 months. However, there exist no agreements, arrangements or understandings as to any opportunities as of the date of this report. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and our most recent independent auditors’ report includes an “emphasis of matter” paragraph on going concern. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising of $57,050 through private placements of our common stock.

Recent Developments

Amendment of Articles

On January 16, 2014, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to (i) change its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company (“Name Change”), (ii) effectuate a one (1) for five (5) reverse split of the Company’s shares of common stock, par value $0.001 per share (“Reverse Split”) and (iii) increase the number of authorized shares of capital stock of the Company to 220,000,000 shares, which shall be divided into two classes as follows: 200,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of “blank check” preferred stock, par value $0.001 per share (the “Increase of Authorized Capital” and together with the Name Change and the Name Change, the “Actions”).

On December 9, 2013, holders of a majority of the voting power of the outstanding capital stock of the Company authorized the Actions. As a result of the reverse stock split, every five shares of the Company’s pre-reverse split common stock will be combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock will be issued as a result of the reverse stock split. Stockholders who otherwise would be entitled to a fractional share shall receive the next higher number of whole shares.

Throughout the Form 10-Q, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.

Change in Control and Board of Directors

On September 10, 2013, certain sellers, entered into a stock purchase agreement (“Purchase Agreement”) with certain purchasers named thereof (the “Purchaser”), pursuant to which the Purchasers purchased 4,542,000 shares of our common stock from the sellers on a post Reverse Split basis.

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

As a result of the change in control and Board of Directors, the due to the related parties balance has been reclassified as accounts payable in the unaudited interim financial statements.

Results of Operations

For the Three Months Ended December 31, 2013

During the three months ended December 31, 2013 we incurred a net loss of $49,905, compared to a net loss of $15,153 during the same period in the prior year (“fiscal 2012”). Our net loss from our inception on August 15, 2006 to December 31, 2013 was $536,698. Our net loss per share for the three months ended December 31, 2013 was $0.01. Our net loss per share during the same period in fiscal 2012 was $0.00.

During the three months ended December 31, 2013 we incurred total expenses of $49,905, compared to total expenses of $15,153 during the same period in fiscal 2012.

Our total expenses during the three months ended December 31, 2013 consisted of $42,000 in accounting and legal fees, $6,826 in licenses and fees and $1,079 in office expenses. During the same period in fiscal 2012, our total expenses consisted of $7,485 in accounting and legal fees, $7,400 in licenses and fees, and $268 in bank charges. Overall, compared to the prior period, expenses are significantly higher and variances are mainly due to the increase in legal costs because of the changes in shareholders. We did not incur any consulting and development fees during the three months ended December 31, 2013.

For the Nine Months Ended December 31, 2013

During the nine months ended December 31, 2013 we incurred a net loss of $108,379, compared to a net loss of $45,909 during the same period in the fiscal 2012. Our net loss from our inception on August 15, 2006 to December 31, 2013 was $536,698. Our net loss per share for the nine months ended December 31, 2013 was $0.02. Our net loss per share during the same period in fiscal 2012 was $0.01.

During the nine months ended December 31, 2013 we incurred total expenses of $108,379, compared to total expenses of $45,909 during the same period in fiscal 2012. From our inception on August 15, 2006 to December 31, 2013 we incurred total expenses of $536,698.

Our total expenses during the nine months ended December 31, 2013 consisted of $35,000 in consulting and development fees, $60,134 in accounting and legal fees, $11,826 in licenses and fees, $1,079 in office expenses, and $340 in bank charges. During the same period in fiscal 2012 our total expenses consisted of $27,787 in accounting and legal fees, $16,221 in licenses and fees, $1,846 in bank charges, and $55 in office expenses. Overall, our total expenses for the two periods were consistent and the variances within norms except for the $60,134 in accounting and legal fees we incurred during the nine months ended December 31, 2013, which were mainly attributable to services we received relating to legal expenses because of the changes in shareholders, and $35,000 in consulting fees, which were services received relating to web design and development for a custom-branded mobile application.

Our total expenses from our inception on August 15, 2006 to December 31, 2013 consisted of $292,903 in accounting and legal fees, $98,390 in licenses and fees, $6,836 in office expenses, $4,313 in bank charges, $133,728 in consulting and development fees, and $528 in amortization.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to December 31, 2013 we did not generate any revenues. As of December 31, 2013 we had $nil in cash, $480,558 in total liabilities and a working capital deficit of $480,558. As of December 31, 2013 we had an accumulated deficit of $536,698. We are dependent on funds raised through equity financing, related parties, and loan payables. Our cumulative net loss of $536,698 from our inception on August 15, 2006 to December 31, 2013 was funded by equity financing and advances from former related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the nine months ended December 31, 2013 we used $26,548 in cash on operating activities, compared to cash used of $53,854 on operating activities during the same period in fiscal 2012. Our decrease in cash spending on operating activities between the two periods was primarily due to not making cash payments for operating costs as described above.

During the nine months ended December 31, 2013 we did not engage in any investing activities, whereas we spent $2,060 on investing activities during the same period in fiscal 2012, related to the purchase of a domain name.

During the nine months ended December 31, 2013 we received $23,687 in cash from financing activities, compared to receiving $58,885 in cash during the same period in fiscal 2012.

From our inception on August 15, 2006 to December 31, 2013 we spent $422,557 in cash for operating activities and $2,588 on investing activities, and we received $425,145 in cash from financing activities, consisting of $368,095 in cash from loans, and $57,050 in proceeds from the issuance of our common stock.

During the nine months ended December 31, 2013 our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $2,949 compared to approximately $5,984 during the same period in fiscal 2012. In the absence of the continued sale of our common stock or advances the former or new related parties, our cash of $0 as of December 31, 2013 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $480,558. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from former related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the nine months ended December 31, 2013 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our unaudited financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our unaudited financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

Foreign Currency Translation

Our unaudited financial statements are presented in United States dollars. Transactions in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Expenses are translated at the average rates for the period, excluding amortization, which is translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net loss.

Reverse Split Accounting

During the nine months ended December 31, 2013, the Company reverse split its common stock on the basis of one for five. All figures as to the number of common stock as well as loss per share in the unaudited financial statements and throughout the Form 10-Q are reverse split amounts and have been retroactively restated.

Recent Accounting Guidance Not Yet Adopted

We have reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

Inflation

The amounts presented in the unaudited financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	GOLD TORRENT, INC.

	By:	/s/ Ryan Hart
Ryan Hart
Chief Executive Officer, President and Director

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

