Form 10-K
period 2014-03-31
Gold Torrent, Inc.
filed 2014-06-25
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 24, 2014, the registrant’s outstanding common stock consisted of 4,635,002 shares.

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

Our audited financial statements are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

As used in this annual report, the terms “we”, “us” and “our” mean Gold Torrent Inc., unless otherwise indicate

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

On January 16, 2014, the Company changed its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. Going forward, we plan to focus on acquiring ownership in late-stage exploration to development-stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America but may pursue other profitable business opportunities that are available to us. Our main focus will be on identifying solid resources, and then utilize funding to bring a distressed asset into production, while either securing equity ownership or rights of title in the form of royalties. We are targeting pre-production resource projects that are well understood, show strong financial projections and low capital intensity, where we can apply capital to take the projects into production within 12-24 months. However, there exist no agreements, arrangements or understandings as to any opportunities as of the date of this report. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future.

Since our inception, we have incurred operational losses, and our most recent independent auditors’ report includes an “emphasis of matter” paragraph on going concern. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $93,200 through private placements of our common stock.

Recent Developments

Amendment of Articles

On January 16, 2014, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to (i) change its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company (“Name Change”), (ii) effectuate a one (1) for five (5) reverse split of the Company’s shares of common stock, par value $0.001 per share (“Reverse Split”) and (iii) increase the number of authorized shares of capital stock of the Company to 220,000,000 shares, which shall be divided into two classes as follows: 200,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of “blank check” preferred stock, par value $0.001 per share (the “Increase of Authorized Capital” and together with the Name Change and the Reverse Split, the “Actions”). The Actions were approved by holders of a majority of the voting power of the outstanding capital stock of the Company on December 9, 2013.

As a result of the Reverse Split, every five shares of the Company’s pre-Reverse Split common stock will be combined and reclassified into one share of the Company’s common stock post Reverse Split. No fractional shares of common stock will be issued as a result of the Reverse Split. Stockholders who otherwise would be entitled to a fractional share shall receive the next higher number of whole shares.

Throughout the Form 10-K, each instance that refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.

Change in Control and Board of Directors

On September 10, 2013, certain sellers, entered into a stock purchase agreement (“Purchase Agreement”) with certain purchasers, pursuant to which the purchasers purchased 4,542,000 shares of our common stock from the sellers on a post Reverse Split basis, representing 100% of the then issued and outstanding shares of our common stock.

Effective September 30, 2013, Michael Palethorpe, our sole officer and director tendered his resignation as an officer. Ryan Hart was appointed as our Chief Executive Officer and President and Daniel Kunz was elected to be the Executive Chairman of the Board of Directors.

Effective October 14, 2013, Michael Palethorpe resigned as a director and each of Ryan Hart, Alexander Kunz, Roy Eiguren and Steven McGrath was elected to serve on our Board of Directors.

As a result of the change in control and Board of Directors, the due to the related parties balance has been reclassified as accounts payable in the audited financial statements.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 960 Broadway Avenue, Suite 160, Boise, Idaho 83707.

This office is currently provided to us free of charge by an officer and director. As of the date of this report, we had not entered into any lease agreement for this office, and we do not plan to recognize any rent expenses for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

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

Our common stock became eligible for quotation on the OTC Bulletin Board on November 16, 2009. On July 23, 2012, our common stock was deleted from the OTC Bulletin Board and it is now quoted exclusively on the OTCQB. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
March 31, 2014	1.500	1.500
December 31, 2013	1.500	1.500
September 30, 2013	0.075	0.075
June 30, 2013	0.075	0.075
March 31, 2013	0.075	0.075
December 31, 2012	0.075	0.075
September 30, 2012	0.075	0.075
June 30, 2012	0.075	0.075

Holders

As of June 24, 2014, there were approximately 37 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

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

Other than as described above, as of the date of this report, we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of the date of this report, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

On February 26, 2014, we entered into subscription agreements with two subscribers, who are also our directors, for the issuance of an aggregate of 28,000 shares of common stock at a purchase price of $1.25 per share for a total amount of $35,000 in cash. These shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. Certificates representing these shares will contain a legend stating the restrictions applicable to such shares.

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

Results of Operations

Revenues

We have limited operational history. From our inception on August 15, 2006 to March 31, 2014, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on August 15, 2006 to March 31, 2014, we incurred total expenses of $559,455, including $310,903 in accounting and legal fees, $101,316 in licenses and fees, $133,728 in consulting and development fees, $6,992 in office expenses, $5,988 in bank charges and $528 in amortization.

For the fiscal year ended March 31, 2014, we incurred total expenses of $131,136, including $78,134 in accounting and legal fees, $14,752 in licenses and fees, $35,000 in consulting and development fees, $2,015 in bank charges and $1,235 in office expenses. For the fiscal year ended March 31, 2013, we incurred total expenses of $96,202, including $36,723 in accounting and legal fees, $22,540 in licenses and fees, $35,000 in consulting and development fees, $1,884 in bank charges and $55 in office expenses. The increase in expenses are mainly due to increase in the accounting and legal fees we incurred in connection with the changes in control.

Net Loss

From our inception on August 15, 2006 to March 31, 2014, we incurred a net loss of $559,455. For the fiscal year ended March 31, 2014, we incurred a net loss of $131,136 and a net loss per share of $0.03. For the fiscal year ended March 31, 2013, we incurred a net loss of $96,202 and a net loss per share of $0.02.

Liquidity and Capital Resources

As of March 31, 2014, we had $35,696 in cash, $2,060 in non-current assets, $504,011 in total liabilities and a working capital deficit of $468,315. As of March 31, 2014, we had an accumulated deficit of $559,455. We are dependent on funds raised through equity financing and advances from related parties. Our cumulative net loss of $559,455 from our inception on August 15, 2006 to March 31, 2014 was funded by equity financing and advances from stockholders. Since our inception on August 15, 2006, we have raised gross proceeds of $93,200 in cash from the sale of our securities.

From our inception on August 15, 2006 to March 31, 2014, we spent $93,032 on operating activities. During the fiscal year ended March 31, 2014, we spent $41,431 on operating activities, compared to $102,733 during the fiscal year ended March 31, 2013. Our decrease in cash spending on operating activities during the fiscal year ended March 31, 2014 was primarily due to the increase in accounts payable between the two periods.

From our inception on August 15, 2006 to March 31, 2014, we spent $2,588 on investing activities, for purchases of equipment and intangible asset. During the fiscal year ended March 31, 2014, we did not engage in any investing activities, whereas during the fiscal year ended March 31, 2013, we spent $2,060 on investing activities, for intangible asset purchases.

From our inception on August 15, 2006 to March 31, 2014, we received $131,316 from financing activities, including $39,266 in advances from stockholders and $92,050 in net proceeds from the issuance of our common stock. During the fiscal year ended March 31, 2014, we received $74,266 in cash from financing activities, including $39,266 in advances from stockholders and $35,000 in net proceeds from the issuance of our common stock compared to cash receipts of $107,614 from advances from related parties during the fiscal year ended March 31, 2013.

Our increase in cash for the fiscal year ended March 31, 2014 was $32,835 mainly due to decrease in cash used in operating activities.

During the fiscal year ended March 31, 2014, our monthly cash requirements to fund our operating activities, was approximately $10,928, compared to approximately $8,016 during the fiscal year ended March 31, 2013. In the absence of the continued sale of our common stock or advances from related parties, our cash of $35,696 as of March 31, 2014 is sufficient to cover our current monthly burn rate for three months. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our audited financial statements for the year ended March 31, 2014 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our audited financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our audited financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

Foreign Currency Translation

Our audited financial statements are presented in United States dollars. Transactions in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Expenses are translated at the average rates for the period, excluding amortization, which is translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net loss.

Reverse Split Accounting

During the year ended March 31, 2014, the Company reverse split its common stock on the basis of one for five. All figures as to the number of common stock as well as loss per shares in the financial statements and throughout the Form 10-K are reverse split amounts and have been retroactively restated.

Recent Accounting Guidance Not Yet Adopted

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information. The Company is currently assessing what effects this will have on the presentation of its financial statements in future filings.

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

Item 8. Financial Statements and Supplementary Data

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

March 31, 2014 and 2013

Financial Statements

(Expressed in US Dollars)

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

We have audited the accompanying balance sheets of Gold Torrent, Inc. as at March 31, 2014 and 2013, and the statements of operations, stockholders’ deficiency and cash flows for the years ended March 31, 2014 and 2013, and for the period from August 15, 2006 (inception) to March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended March 31, 2014 and 2013, and for the period from August 15, 2006 (inception) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada

June 18, 2014

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	March 31, 2014	March 31, 2013

Assets

Current
Cash	$35,696	$2,861
Intangible asset (note 7)	2,060	2,060
	$37,756	$4,921

Liabilities

Current
Accounts payable (note 5)	$453,355	$20,632
Accrued liabilities (note 3)	10,000	10,000
Due to related parties (note 5)	-	344,408
Stockholders’ loans (note 6)	40,656	-
	504,011	375,040

Stockholders’ Deficiency

Common Stock (note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
4,610,000 common shares, $0.001 par value	22,938	22,910

Additional Paid-in Capital	70,262	35,290
Deficit Accumulated During the Development Stage	(559,455)	(428,319)

	(466,255)	(370,119)

	$37,756	$4,921

Nature of operations and going concern (note 1)

See accompanying notes to financial statements.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the Year Ended March 31, 2014	For the Year Ended March 31, 2013	Period from August 15, 2006 (inception) to March 31, 2014

Expenses
Accounting and legal	$78,134	$36,723	$310,903
Licenses and fees	14,752	22,540	101,316
Bank charges and finance fees	2,015	1,884	5,988
Office	1,235	55	6,992
Consulting and development fees	35,000	35,000	133,728
Amortization	-	-	528

Net Loss and Comprehensive Loss for Period	$(131,136)	$(96,202)	$(559,455)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	4,584,455	4,582,000

See accompanying notes to financial statements.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended March 31, 2014	For the Year Ended March 31, 2013	Period from August 15, 2006 (inception) to March 31, 2014

Cash Flow from Operating Activities
Net loss for the period	$(131,136)	$(96,202)	$(559,455)
Amortization of equipment	-	-	528
Interest on stockholders loans	1,390	-	1,390
Shares issued for services	-	-	1,150
Changes in assets and liabilities
Accounts payable	88,315	(9,031)	453,355
Accrued liabilities	-	2,500	10,000

Cash Used in Operating Activities	(41,431)	(102,733)	(93,032)

Cash Flow from Investing Activities
Purchase of intangible asset	-	(2,060)	(2,060)
Purchase of equipment	-	-	(528)

Cash Used in Investing Activities	-	(2,060)	(2,588)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	35,000	-	92,050
Loan received from third party	-	400,000	400,000
Advances to related party	-	(400,000)	(400,000)
Advances from related parties	-	107,614	-
Loans received from stockholders	39,266	-	39,266

Cash Provided by Financing Activities	74,266	107,614	131,316

Increase in Cash	32,835	2,821	35,696
Cash, Beginning of Period	2,861	40	-

Cash, End of Period	$35,696	$2,861	$35,696

Supplemental Information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$1,150
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Statements of Stockholders’ Deficiency

(Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Sub-scriptions	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders for services	2,300,000	1,150	-	-	-	1,150
Shares issued for cash	320,000	160	-	7,840	-	8,000
Net loss for period	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	2,620,000	1,310	-	7,840	(55,294)	(46,144)
Shares issued for cash	228,000	114	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	43,350
Net loss for year	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	2,848,000	1,424	43,350	13,426	(93,256)	(35,056)
Shares issued for cash	1,734,000	867	(43,350)	42,483	-	-
Net loss for year	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	4,582,000	2,291	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	4,582,000	2,291	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	(20,619)	-	-
Net loss for year	-	-	-	-	(59,922)	(59,922)

Balance, March 31, 2011	4,582,000	22,910	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	(63,259)	(63,259)

Balance, March 31, 2012	4,582,000	22,910	-	35,290	(332,117)	(273,917)
Net loss for year					(96,202)	(96,202)

Balance, March 31, 2013	4,582,000	22,910	-	35,290	(428,319)	(370,119)
Shares issued for cash	28,000	28		34,972	-	35,000
Net loss for year	-	-	-	-	(131,136)	(131,136)

Balance, March 31, 2014	4,610,000	$22,938	$-	$70,262	$(559,455)	$(466,255)

See accompanying notes to financial statements.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Financial Statements

Years Ended March 31, 2014 and 2013

(Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (formerly Celldonate Inc.) (the “Company”) is a development stage company and was incorporated as a Nevada company on August 15, 2006. Since inception, the Company has been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. On January 16, 2014, the Company changed its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. Going forward, the Company plans to focus on acquiring ownership in late-stage exploration to development-stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America.

During the year ended March 31, 2014, the Company reverse split its common stock on the basis of one for five (note 4). All figures as to the number of shares of common stock as well as loss per share in these financial statements are post reverse split amounts and have been retroactively restated.

The Company has incurred losses since inception and has an accumulated deficit of $559,455 as of March 31, 2014, with limited resources and no source of operating cash flows. As at March 31, 2014, the Company has a working capital deficiency of $468,315 (2013 - $372,179).

The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short-term, raising additional capital through equity or debt financing either from its own resources or from third parties, and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these audited financial statements could be material.

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

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Financial Statements

Years Ended March 31, 2014 and 2013

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

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Financial Statements

Years Ended March 31, 2014 and 2013

(Expressed in US dollars)

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2014, the Company had accounts payable of $453,355 (2013 - $20,632) which are due within 30 days or less. The Company’s due to related parties of $nil (2013 - $344,408) have no specific terms and repayment. The Company’s stockholders’ loan (note 6) of $40,656 (2013 - $nil) are interest bearing and are due December 31, 2014.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Financial Statements

Years Ended March 31, 2014 and 2013

(Expressed in US dollars)

3.	Financial Instruments (continued)

As at March 31, 2014, accrued liabilities consist of accrued accounting and legal fees of $10,000 (2013 - $10,000).

4.	Common Stock

On February 26, 2014, the Company entered into subscription agreements for the issuance of 28,000 shares of common stock at a purchase price of $1.25 per share for a total amount of $35,000 in cash.

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

During the year ended March 31, 2013, no common shares were issued.

5.	Accounts Payable and Due to Related Parties

On September 10, 2013, certain shareholders of the Company (the “Sellers”), entered into a stock purchase agreement with certain purchasers and as a result, the Sellers were no longer a related party as at March 31, 2014. Pursuant to the transaction, the comparative balances below correspond to the amounts owed to the Sellers and originally recorded as due to related parties.

(a)	Accounts payable as at March 31, 2014 includes the following:

(i)	$315,968 (2013 - $268,569) due to a company controlled by a former shareholder of the Company.

(ii)	$7,851 (2013 - $7,851) due to a company controlled by a former shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$32,989 (2013 - $32,989) due to former directors of the Company for advances made to the Company.

(iv)	$70,000 (2013 - $35,000) due to a company controlled by a former shareholder of the Company for payment relating to web design and development expenses.

(b)	The Company entered into an agreement with a company controlled by a former director and former shareholder of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended on May 8, 2009. The agreement required the Company to pay a monthly fee of $1,500 for services provided and to reimburse for expenses incurred on its behalf. The agreement was terminated effective September 9, 2013. The Company incurred charges of $nil (March 31, 2013 - $nil; period from August 15, 2006 to March 31, 2014 - $63,728) for the year ended March 31, 2014 pursuant to this agreement, which was expensed as consulting and development fees.

(c)	In addition, for the year ended March 31, 2014, the Company was charged fees of $nil (March 31, 2013 - $20,000; period from August 15, 2006 to March 31, 2014 - $53,600) by a formerly related company for administrative costs related to the Company’s filing of its regulatory documents. During the year ended March 31, 2013, the Company entered into a loan agreement with a non-related party in the principal amount of $400,000. The loan was non-interest-bearing and had no specific terms of repayment and was later offset with an advance from a related party.

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Financial Statements

Years Ended March 31, 2014 and 2013

(Expressed in US dollars)

5.	Accounts Payable and Due to Related Parties (continued)

The above amounts are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

6.	Stockholders’ Loans

During the year ended March 31, 2014, current officers, who are also shareholders, and another shareholder of the Company advanced loans of $40,656, including $1,390 of accrued interest. These loans are due on December 31, 2014 and bear interest at 10% per annum.

7.	Intangible Asset

During the year ended March 31, 2013 the Company purchased a domain name for $2,060. Amortization relating to the intangible asset will commence when it is put into use.

8.	Income Taxes

Deferred income taxes reflect the tax consequences for future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 35% (2013 - 35%) to income before income taxes as follows:

	March 31, 2014	March 31, 2013

Computed expected income tax benefit	$(45,898)	$(33,671)
Change in valuation allowance	45,898	33,671
Income tax provision	$-	$-

The potential benefit of net operating loss carry-forwards has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of deferred income tax assets and the amount of the valuation allowance are as follows:

	March 31, 2014	March 31, 2013

Net operating losses carried forward	$195,809	$149,912
Valuation allowance	(195,809)	(149,912)
Net deferred income tax assets	$-	$-

GOLD TORRENT, INC.

(Formerly Celldonate Inc.)

(A Development Stage Company)

Notes to Financial Statements

Years Ended March 31, 2014 and 2013

(Expressed in US dollars)

8.	Income Taxes (continued)

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of the deferred income tax assets such that a full valuation allowance has been recorded. These factors include the Company’s current history of net losses and the expected near-term future losses. The operating losses amounting to $559,455 will expire between 2027 and 2034 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date

2007	$55,294	2027
2008	37,962	2028
2009	52,476	2029
2010	63,204	2030
2011	59,922	2031
2012	63,259	2032
2013	96,202	2033
2014	131,136	2034
	$559,455

For the years ended March 31, 2014 and 2013, the Company did not have any unrecognized tax benefits and thus no interest and penalties relating to unrecognized tax benefits were recognized. The Company records interest and penalties on unrecognized tax benefits, if any, as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next 12 months.

The Company’s US federal income tax returns are open to examination by the Internal Revenue Service for the 2007, 2008, 2009, 2010, 2011, 2012 and 2013 taxation years.

9.	Segmented Information

The Company operates primarily in one business segment being the seeking of ownership in mining projects with substantially all of its assets and operations located in the United States (2013 – Canada).

10.	Subsequent Event

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other then what is described below, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the financial statements.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.	We do not have a majority of independent directors. We have no policy on fraud and no code of ethics at this time.

2.	All cash management is conducted solely by one officer, which may result in the misappropriation of funds.

3.	The lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.

4.	We are in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since
Ryan Hart	38	Chief Executive Officer, President and director	September 30, 2013
Daniel Kunz	62	Executive Chairman	September 30, 2013
Alexander Kunz	30	Chief Financial Officer and director	October 14, 2013
Roy Eiguren	62	Director	October 14, 2013
Steven McGrath	65	Director	October 14, 2013

Ryan E. Hart – President and Chief Executive Officer

After working several years at Credit Suisse and UBS in the fields of Equity Trading and Portfolio Management, Mr. Hart worked as an alternative investment advisor – with a strong focus on hedge funds and venture capital – to independent asset managers and high net worth individuals. Mr. Hart and his clients have been early investors in numerous public and private businesses, offering start-up and small companies the financial resources and network to execute their business plans and create sustainable shareholder value. Past and current portfolio holdings include investments in the information technology, oil and gas, precious metals mining and energy/resource recovery, tobacco as well as timber sectors. From November 2009 to December 2012, Mr. Hart first served as Chairman and later as Chief Executive Officer of another mining company, Turk Power Corporation. From December 2012 to September 2013, Mr. Hart served as Chief Executive Officer of Zinco de Brazil, a company primarily engaged in the mining business. Mr. Hart holds a Bachelor Degree in Business Administration and is fluent in German and English.

Daniel Kunz – Executive Chairman

Mr. Kunz has significant experience in international mining, engineering and construction, including, marketing, business development, management, accounting, finance and operations. Mr. Kunz was senior vice president and Chief Operating Officer of Ivanhoe Mines Ltd. from November 1997 until October 2000, and then was President, Chief Executive Officer and director from November 2000 until March 2003. Mr. Kunz also headed the finance, development, construction and operation of a low cost heap leach, copper cathode mine in Myanmar, developed a small high-grade gold mine in South Korea, led the acquisition of the Savage River iron ore pellet mine and facility in Australia and directed the startup of test production at a metallurgically complex 13 million ounce gold mine in Kazakhstan. From April 2003 to March 2004, Mr. Kunz served as interim President and Director of Jinshan Gold Mines, a subsidiary of Ivanhoe Mines Ltd. In 2003 Jinshan Gold Mines was acquired by China National Gold Corp. Jinshan was engaged in heap leach gold production and through extensive local partnerships and ventures explored for copper, gold and platinum group metals in China. As Co-Founder, President and CEO of MK Gold Company, he directed its initial public offering on the NASDAQ exchange in 1993.

Mr. Kunz held executive positions with NYSE listed Morrison Knudsen Corporation (including as Corporate Vice President and Controller) for 17 years. During his tenure at Morrison Knudsen Corporation, Mr. Kunz was involved in international and local mine operations, engineering and finance for numerous contract mining and owned and operated coal, gold, silver, limestone, aggregate, and copper mines. Mr. Kunz holds a Masters of Business Administration and a Bachelor of Science in Engineering. Mr. Kunz was selected to serve on our Board based on his knowledge of and relationships in the mining business.

Alexander Kunz – Chief Financial Officer and Director

Mr. Kunz is a licensed attorney with several years of experience in government regulation and regulatory law at Capitol Law Group in Boise, Idaho. Prior to working with Daniel Kunz & Associates, Mr. Kunz served at the United States Treasury Alcohol and Tobacco Tax and Trade Bureau for one year during 2012 in Washington D.C where he helped author several regulatory laws. He served as associate legal counsel to Kenai Resources Ltd, a gold exploration company with properties in Brazil, Oregon, Idaho and Venezuela where he worked with the Bureau of Land Management on land matters from 2004 to 2005. Mr. Kunz holds a BS in biology/chemistry and a Masters in Management Science as well as a Juris Doctorate from Creighton University. Mr. Kunz has the legal and technical skills and prior experience to assist us in due diligence and investigations for the sourcing and acquisition of mineral resource properties and opportunities.

Roy Eiguren – Director

Mr. Eiguren is a partner in the lobbying and public policy consulting firm of Sullivan, Reberger and Eiguren and formerly was the President of Eiguren Public Policy LLC, a lobbying and public policy consulting firm which he founded in 2007. He is Of Counsel to the Capitol Law Group in Boise. In addition, Mr. Eiguren is President of Inland Public Properties Development Company of Idaho, which leases real estate facilities. Prior to April 2007, he was a senior partner in the Boise law firm of Givens Pursley LLP. Before entering private practice in 1984, Mr. Eiguren worked as a Special Assistant to the Administrator and CEO of the Bonneville Power Administration, U.S. Department of Energy, and prior to that, served as Chief of the Legislative and Administrative Affairs Division of the Idaho Attorney General’s office. He also served two years as Deputy Prosecuting Attorney for Ada County, Idaho. Mr. Eiguren is a member of the American and Federal Bar Association. He is a former Director of Avista Corporation, where he served on the Audit Committee and the Energy, Environmental, and Operations Committees of the Board. Mr. Eiguren is the Chairman of the Board of Advisors of Exergy Development Company. He is a past Chairman of the Boise Metro Chamber of Commerce, and the Chairman of the Idaho State Capitol Commission. Mr. Eiguren is a native of Idaho and graduated in 1974 from the University of Idaho with a Bachelor of Arts Degree in political science and a law degree in 1977. He is a graduate of the Executive Management Program of Dartmouth College’s School of Business Administration. Mr. Eiguren is also the President of the Cenarrusa Center for Basque Culture. Mr. Eiguren has experience as a public listed company director and has the skills and experience required to provide independent direction and corporate governance oversight for the Company.

Steven McGrath – Director

Mr. McGrath has over 30 years’ experience as a hydrometallurgist and chemist. From 1997 to 2005 he worked as the Chief Research Chemist and Metallurgist for Montec Research, Inc. (Resodyn Corp.) and has served as Principal Investigator on projects for the National Science Foundation, Department of Energy, Department of Defense, Environmental Protection Agency and the National Oceanic and Atmospheric Administration. From 1996 to 1997 he was a geochemist for Montana Bureau of Mines and Geology, and from 1993 to 1995 he was a Research Hydrometallurgist for Metanetix, Inc. From 1990 to 1993 and from 2005 to 2013 he was Chief Chemist to the Montana Bureau of Mines and Geology. Mr. McGrath recently retired from the Montana Bureau of Mines and Geology where he was involved in mineral analytical work and metallurgical studies of a significant number of projects in North America. He is a graduate of the University of Montana (B.A., 1974) and the Montana College of Mineral Science and Technology (B.S., 1980; M.S., 1983; and M.S., 1992). Mr. McGrath has the metallurgical experience, skills and background to act as an independent director providing direction regarding the identification and selection of mineral resource projects for the Company.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers except that Alexander Kunz is the son of Daniel Kunz.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2014 our directors, executive officers and 10% stockholders complied with all applicable filing requirements except that each of Daniel Kunz and Steven McGrath was late in filing a Form 4 for purchase of shares of the Company’s common stock.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to adopt a code as we develop our business.

Audit Committee

We do not have an audit committee. Our entire Board of Directors carries out the functions of the audit committee.

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

Nomination Procedures for Directors

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board, and does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board, they may do so by communicating directly with our President at the address specified on the cover of this annual report. There has not been any change to the procedures that our shareholder may recommend nominees to our Board of Directors.

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole participates in the consideration of executive compensation. None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Compensation of Directors

Our directors have not received any compensation for their services as directors from our inception on August 15, 2006 to March 31, 2014. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of June 24, 2014, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 24, 2014, there were 4,635,002 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Daniel Kunz Executive Chairman	1,386,184	29.91%
Ryan Hart Chief Executive Officer, President and Director	314,125	6.78%
Alexander Kunz Chief Financial Officer and Director	150,000	3.24%
Roy Eiguren Independent Director	100,000	2.16%
Steven McGrath Independent Director	108,000	2.33%
All officers and directors as a group (five persons)	2,058,309	44.41%
5% Shareholders
Commodore Commodity Corp. 1000 Woodbury Rd, Suite 207 Woodbuy, NY 11747	444,667	9.56%

(1)	Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)	Applicable percentage ownership is based on 4,635,002 shares of common stock outstanding as of June 24, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of June 24, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 24, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Kenneth Orr holds voting and dispositive power of the shares held by Commodore Commodity Corp.

Change of Control

As of the date of this report, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at March 31, 2014, we were indebted $310,563 to Caring Capital Corporation, a company controlled by David Strebinger, our former President, Chief Executive Officer, Secretary and director, for consulting and development costs paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment. In addition, during the year ended March 31, 2013, that company charged us $20,000 in administrative costs related to the preparation of our regulatory filings throughout the year.

As at March 31, 2014, we were indebted $7,851 to Chelber Real Estate Inc., a company controlled by Chelsea Greene, the spouse of Mr. Strebinger, for legal fees paid on our behalf. This amount is non-interest bearing and has no specific terms of repayment.

As at March 31, 2014, we were indebted $32,838 to Mr. Strebinger for advances made to us for the purpose of working capital. This amount is non-interest bearing and has no specific terms of repayment.

As at March 31, 2014, we were indebted $70,000 to Wantsa Media Inc., a company controlled by Mr. Strebinger, for development work done on our behalf. This amount is non-interest bearing and has no specific terms of repayment.

As at March 31, 2014, we were indebted $25,677 to Daniel Kunz and Daniel Kunz & Associates for advances made to us for the purpose of working capital. This loan has an interest of 10% per annum and is due December 31, 2014.

As at March 31, 2014, we were indebted $10,541 to Triumph Small Cap Fund, Inc, a company controlled by a shareholder for advances made to us for the purpose of working capital. This loan has an interest of 10% per annum and is due December 31, 2014.

As at March 31, 2014, we were indebted $4,439 to Ryan Hart for advances made to us for the purpose of working capital. This amount loan has an interest of 10% per annum and is due December 31, 2014.

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

Related Person Transaction Policy

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Director Independence

The OTC Bulletin Board on which our common stock is quoted does not have any director independence requirements. We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Two of our current directors, Steven McGrath and Roy Eiguren, meet this definition of independence.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Smythe Ratcliffe LLP Chartered Accountants, in connection with the audit of our financial statements for the years ended March 31, 2014 and 2013, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended March 31, 2014 ($)	Year Ended March 31, 2013 ($)
Audit fees	14,500	15,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	200
Total	14,500	15,700

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

* Filed herewith.

** Furnished herewith.

(1)	Incorporated herein by reference to exhibits to our registration statement on Form S-1 filed with the SEC on May 18, 2009.

(2)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on January 23, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2014	GOLD TORRENT, INC.

	By:	/s/ Ryan Hart
Ryan Hart
Chief Executive Officer, President and Director

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Ryan Hart	Chief Executive Officer, President and director	June 25, 2014
Ryan Hart	(Principal Executive Officer)

/s/ Alexander Kunz	Chief Financial Officer and director	June 25, 2014
Alexander Kunz	(Principal Financial and Accounting Officer)

/s/ Daniel Kunz	Executive Officer	June 25, 2014
Daniel Kunz

/s/ Roy Eiguren	Director	June 25, 2014
Roy Eiguren

/s/ Steven McGrath	Director	June 25, 2014
Steven McGrath

