Form 10-Q
period 2014-06-30
Gold Torrent, Inc.
filed 2014-08-13
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2014, the registrant’s outstanding common stock consisted of 4,635,000 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

The unaudited interim financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

(A Development Stage Company)

June 30, 2014

3

GOLD TORRENT, INC.

(A Development Stage Company)

Interim Balance Sheets

(Unaudited - Expressed in US dollars)

	June 30, 2014	March 31, 2014

Assets

Current
Cash	$11,045	$35,696

Intangible asset (note 7)	2,060	2,060

	$13,105	$37,756

Liabilities

Current
Accounts payable (note 5)	$468,546	$453,355
Accrued liabilities (note 3)	10,000	10,000
Stockholders’ loans (note 6)	26,156	40,656

	504,702	504,011

Stockholders’ Deficiency

Common Stock (note 4)
Authorized:
200,000,000 common shares, $0.001 par value 20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
4,635,000 common shares, $0.001 par value	22,963	22,938

Contributed Surplus (note 4)	31,225	-
Additional Paid-in Capital	70,262	70,262
Deficit Accumulated During the Development Stage	(616,047)	(559,455)

	(491,597)	(466,255)

	$13,105	$37,756

Nature of operations and going concern (note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Period from August 15, 2006 (inception) to June 30, 2014

Expenses
Accounting and legal	$22,000	$9,333	$332,903
Bank charges and finance fees	817	150	6,805
Consulting and development fees	-	35,000	133,728
Finder’s fees (note 4)	31,250	-	31,250
Office	267	-	7,259
Licenses and fees	2,258	4,800	103,574
Amortization	-	-	528

Net Loss and Comprehensive Loss for Period	$(56,592)	$(49,283)	$(616,047)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,635,000	4,582,000

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Period from August 15, 2006 (inception) to June 30, 2014

Cash Flow from Operating Activities
Net loss for the period	$(56,592)	$(49,283)	$(616,047)
Amortization of equipment	-	-	528
Shares issued for services	31,250	-	32,400
Changes in assets and liabilities
Accounts payable	15,191	2,927	468,546
Accrued liabilities	-	-	10,000

Cash Used in Operating Activities	(10,151)	(46,356)	(104,573)

Cash Flow from Investing Activities
Purchase of intangible asset	-	-	(2,060)
Purchase of equipment	-	-	(528)

Cash Used in Investing Activities	-	-	(2,588)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	-	-	92,050
Loan received from third party	-	-	400,000
Advances to related party	-	-	(400,000)
Advances from related parties (note 5)	-	46,206	-
Loans received from (repaid to) stockholders	(14,500)	-	26,156

Cash (Used) Provided by Financing Activities	(14,500)	46,206	118,206

Increase (Decrease) in Cash	(24,651)	(150)	11,045
Cash, Beginning of Period	35,696	2,861	-

Cash, End of Period	$11,045	$2,711	$11,045

Supplemental Information
Stock dividend issued for no consideration	$-	$-	$20,619
Shares issued for services	$-	$-	$32,400
Tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

(A Development Stage Company)

Interim Statements of Stockholders’ Deficiency

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Share Subscriptions	Contributed Surplus	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, August 15, 2006 (inception)	-	$-	$-	$-	$-	$-	$-
Shares issued to founders for services	2,300,000	1,150	-	-	-	-	1,150
Shares issued for cash	320,000	160	-	-	7,840	-	8,000
Net loss for period	-	-	-	-	-	(55,294)	(55,294)

Balance, March 31, 2007	2,620,000	1,310	-	-	7,840	(55,294)	(46,144)
Shares issued for cash	228,000	114	-	-	5,586	-	5,700
Share subscriptions received	-	-	43,350	-	-	-	43,350
Net loss for year	-	-	-	-	-	(37,962)	(37,962)

Balance, March 31, 2008	2,848,000	1,424	43,350	-	13,426	(93,256)	(35,056)
Shares issued for cash	1,734,000	867	(43,350)	-	42,483	-	-
Net loss for year	-	-	-	-	-	(52,476)	(52,476)

Balance, March 31, 2009	4,582,000	2,291	-	-	55,909	(145,732)	(87,532)
Net loss for year	-	-	-	-	-	(63,204)	(63,204)

Balance, March 31, 2010	4,582,000	2,291	-	-	55,909	(208,936)	(150,736)
Stock dividend	-	20,619	-	-	(20,619)	-	-
Net loss for year	-	-	-	-	-	(59,922)	(59,922)

Balance, March 31, 2011	4,582,000	22,910	-	-	35,290	(268,858)	(210,658)
Net loss for year	-	-	-	-	-	(63,259)	(63,259)

Balance, March 31, 2012	4,582,000	22,910	-	-	35,290	(332,117)	(273,917)
Net loss for year						(96,202)	(96,202)

Balance, March 31, 2013	4,582,000	22,910	-	-	35,290	(428,319)	(370,119)
Shares issued for cash	28,000	28			34,972	-	35,000
Net loss for year	-	-	-	-	-	(131,136)	(131,136)

Balance, March 31, 2014	4,610,000	$22,938	$-	$-	$70,262	$(559,455)	$(466,255)
Shares issued for services	25,000	25	-	31,225	-	-	31,250
Net loss for the period	-	-	-	-	-	(56,592)	(56,592)

Balance, June 30, 2014	4,635,000	$22,963	$-	$31,225	$70,262	$(616,047)	$(491,597)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

Three Months Ended June 30, 2014

(Unaudited - Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (the “Company”) is a development stage company and was incorporated as a Nevada company on August 15, 2006. Since inception, the Company has been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. Going forward, the Company plans to focus on acquiring ownership in late-stage exploration to development stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America.

The Company has incurred losses since inception and has an accumulated deficit of $616,047 as of June 30, 2014, with limited resources and no source of operating cash flows. As at June 30, 2014, the Company has a working capital deficiency of $491,597 (March 31, 2014 - $468,315).

The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short-term, raising additional capital through equity or debt financing either from its own resources or from third parties, and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these unaudited interim financial statements could be material.

These unaudited interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classifications of the liabilities that may result from the inability of the Company to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of presentation

These unaudited interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional and reporting currency is the US dollar.

These unaudited interim financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year to end March 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim financial statements and notes included herein have been prepared on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements and notes for the year ended March 31, 2014, as filed in its Form 10-K.

(b)	Use of estimates

The preparation of interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to accounts payable and accrued liabilities, the fair value of warrants attached to common shares issued, the fair value of shares issued for services, and the recoverability of income tax assets. While management believes the estimates used are reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

GOLD TORRENT, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

Three Months Ended June 30, 2014

(Unaudited - Expressed in US dollars)

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company prioritizes the inputs into three levels that may be used to measure fair value:

(i)	Level 1 –	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

(ii)	Level 2 –	Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly, such as quoted prices for similar assets or liabilities in active markets, or indirectly, such as quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions.

(iii)	Level 3 –	Applies to assets or liabilities for which there are unobservable market data.

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

GOLD TORRENT, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

Three Months Ended June 30, 2014

(Unaudited - Expressed in US dollars)

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

(h)	Recent accounting guidance not yet adopted

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information. The Company is currently assessing what effects this will have on the presentation of its financial statements in future filings.

3.	Financial Instruments

The Company has designated its cash as held-for-trading; and accounts payable, accrued liabilities, amounts due to related parties and stockholders’ loans, as other financial liabilities.

(a)	Fair value

The fair values of the Company’s cash, accounts payable, accrued liabilities, amounts due to related parties and stockholders’ loans approximate their carrying values due to the short-term maturity of these instruments.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2014, the Company had accounts payable of $468,546 (March 31, 2014 - $453,355), which are due within 30 days or less. The Company’s stockholders’ loans (note 6) of $26,156 (March 31, 2014 - $40,656) are interest-bearing and due December 31, 2014.

GOLD TORRENT, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

Three Months Ended June 30, 2014

(Unaudited - Expressed in US dollars)

3.	Financial Instruments (continued)

As at June 30, 2014, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2014 - $10,000).

4.	Common Stock

On April 22, 2014, the Company entered into a Finder’s Fee agreement for the issuance of 25,000 common shares at an estimated fair value of $1.25 per share for a total amount of $31,250 as a retainer for services.

5.	Accounts Payable

On September 10, 2013, certain shareholders of the Company (the “Sellers”), entered into a stock purchase agreement with certain purchasers, and as a result, the Sellers were no longer a related party as at December 31, 2013.

(a)	Accounts payable as at June 30, 2014 includes the following:

(i)	$311,132 (March 31, 2014 - $315,968) due to a company controlled by a former shareholder of the Company.

(ii)	$7,851 (March 31, 2014 - $7,851) due to a company controlled by a former shareholder of the Company for payment of legal services made on behalf of the Company.

(iii)	$32,838 (March 31, 2014 - $32,989) due to former directors of the Company for advances made to the Company.

(iv)	$70,000 (March 31, 2014 - $70,000) due to a company controlled by a former shareholder of the Company for payment relating to web design and development expenses.

(b)	The Company entered into an agreement with a company controlled by a former director and former shareholder of the Company for the facilitation of its business and technology development dated August 15, 2006, as amended on May 8, 2009. The agreement required the Company to pay a monthly fee of $1,500 for services provided and to reimburse for expenses incurred on its behalf. The agreement was terminated effective September 9, 2013. The Company incurred charges of $nil (June 30, 2013 - $nil; period from August 15, 2006 to March 31, 2014 - $63,728) for the period ended June 30, 2014 pursuant to this agreement, which was expensed as consulting and development fees.

(c)	For the period ended June 30, 2014, the Company was charged fees of $nil (June 30, 2013 - $5,000; period from August 15, 2006 to June 30, 2014 - $53,600) by a company controlled by a former shareholder for administrative costs related to the Company’s filing of its regulatory documents.

The above amounts are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

6.	Stockholders’ Loans

During the year ended March 31, 2014, current officers and shareholders of the Company advanced loans of $40,656. These loans are due December 31, 2014 and bear interest at 10% per annum. The Company repaid $14,500 during the three months ended June 30, 2014.

GOLD TORRENT, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

Three Months Ended June 30, 2014

(Unaudited - Expressed in US dollars)

7.	Intangible Asset

During the year ended March 31, 2014, the Company purchased a domain name for $2,060. Amortization relating to the intangible asset will commence when it is put into use.

8.	Segmented Information

The Company operates primarily in one business segment being the seeking of ownership in mining projects with substantially all of its assets and operations located in the United States (2013 – Canada).

9.	Subsequent Event

Subsequent to June 30, 2014, the Company entered into a non-binding Letter of Intent agreement with a third party to enter into a joint venture for the development of the gold property known as Willow Creek, Alaska. After both parties signed this letter on July 28, 2014, the Company will undertake a due diligence investigation into the project, which is expected to be completed on October 26, 2014.

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

Our unaudited interim financial statements for the three months ended June 30, 2014 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2015. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2014, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this annual report.

Business Overview

GOLD TORRENT, INC. (the “Company”) is a development stage company. We were incorporated as a Nevada company on August 15, 2006 as Celldonate Inc. and we have no subsidiaries. Historically we were in the business of developing mobile monetization solutions and applications. Since our inception we have been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices.

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

On July 28, 2014 the Company entered into a non-binding Letter of Intent agreement with a third party to enter into a joint venture for the development of the gold property known as Willow Creek, Alaska. The Company will undertake a due diligence investigation into the project, which is expected to completed on October 26, 2014.

Since our inception, we have incurred operational losses, and our most recent independent auditors’ report includes an “emphasis of matter” paragraph on going concern. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $92,050 through private placements of our common stock.

Results of Operations

For the Three Months ended June 30, 2014

During the three months ended June 30, 2014, we incurred a net loss of $56,592, compared to a net loss of $49,283 during the same period in the prior year. From our inception on August 15, 2006 to June 30, 2014, we incurred a net loss of $616,047.

Our net loss per share for the three months ended June 30, 2014 was $0.01. Our net loss per share for the three months ended June 30, 2013 was $0.01.

During the three months ended June 30, 2014, we incurred total expenses of $56,592, compared to total expenses of $49,283 during the same period in the prior year. From our inception on August 15, 2006 to June 30, 2014, we incurred expenses of $616,047.

Our total expenses during the three months ended June 30, 2014 consisted of $22,000 in accounting and legal fees, $2,258 in licenses and fees, $31,250 in finders’ fees, $817 in bank charges and finance fees and $267 in office expenses. For the same period in fiscal 2013, we incurred expenses of $9,333 in accounting and legal fees, $4,800 in licenses and fees, $35,000 in consulting and development fees, $150 in bank charges and $nil in office expenses. Our total expenses are not significantly higher. However the variation in expenses are mainly due to the higher accounting, legal and finder’s fees, while we did not incur consulting and development fees as a result of our change in business focus.

Our total expenses from our inception on August 15, 2006 to June 30, 2014 consisted of $332,903 in accounting and legal fees, $103,574 in licenses and fees, $7,259 in office expenses, $6,805 in bank charges and finance fees, $133,728 in consulting and development fees, $31,250 in finder’s fees, and $528 in amortization.

Liquidity and Capital Resources

We have limited operational history. From our inception on August 15, 2006 to June 30, 2014 we did not generate any revenues. As of June 30, 2014, we had $11,045 in cash, $504,702 in total liabilities and a working capital deficit of $493,657. As of June 30, 2014, we had an accumulated deficit of $616,047. We are dependent on funds raised through equity financing, related parties, and loan payables. Our cumulative net loss of $616,047 from our inception on August 15, 2006 to June 30, 2014 was funded by equity financing and advances from shareholders and former related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the three months ended June 30, 2014, we used $10,151 in cash on operating activities, compared to cash used of $46,356 on operating activities during the same period in fiscal 2013. Our decrease in cash spending on operating activities between the two periods was primarily due to not making cash payments for operating costs as described above.

During the three months ended June 30, 2014 and 2013, we did not engage in any investing activities.

During the three months ended June 30, 2014, we repaid $14,500 in cash from financing activities, compared to receiving $46,206 in cash during the same period in fiscal 2013.

From our inception on August 15, 2006 to June 30, 2014, we spent $104,573 in cash for operating activities and $2,588 on investing activities, and we received $118,206 in cash from financing activities, consisting of $26,156 in cash from loans, and $92,050 in proceeds from the issuance of our common stock.

During the three months ended June 30, 2014, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $3,384 compared to approximately $15,452 during the same period in fiscal 2013. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $11,045 as of June 30, 2014 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $504,702. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on loans from shareholders to proceed with our plan of operations.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from former related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the three months ended June 30, 2014 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

The Company entered into a non-binding Letter of Intent agreement with a third party to enter into a joint venture for the development of the gold property known as Willow Creek, Alaska. After both parties signed this letter on July 28, 2014 the Company will undertake a due diligence investigation into the project, which is expected to be completed on October 26, 2014.

Critical Accounting Policies

Our unaudited interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our unaudited interim financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

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

Recent Accounting Guidance Not Yet Adopted

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information. We are currently assessing what effects this will have on the presentation of our interim financial statements in future filings.

Inflation

The amounts presented in the unaudited interim financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2014	GOLD TORRENT, INC.

	By:	/s/ Ryan Hart
Ryan Hart
Chief Executive Officer, President and Director

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

