Form 10-Q
period 2014-09-30
Gold Torrent, Inc.
filed 2014-11-18
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of November 18, 2014, the registrant’s outstanding common stock consisted of 4,635,000 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

The unaudited interim financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

September 30, 2014

3

GOLD TORRENT, INC.

Interim Balance Sheets

(Unaudited - Expressed in US dollars)

	September 30, 2014	March 31, 2014

Assets

Current
Cash	$39,540	$35,696
Prepaid and Deposits	6,250	-
	45,790	35,696
Non-Current
Intangible asset (note 8)	2,060	2,060

	$47,850	$37,756

Liabilities

Current
Accounts payable (note 6)	$480,928	$453,355
Accrued liabilities (note 3)	10,000	10,000
Stockholders’ loans (note 7)	107,966	40,656

	598,894	504,011

Stockholders’ Deficiency

Common Stock (note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
4,635,000 common shares, $0.001 par value	22,963	22,938

Contributed Surplus (notes 4 and 5)	137,513	-
Additional Paid-in Capital	70,262	70,262
Deficit	(781,782)	(559,455)

	(551,044)	(466,255)

	$47,850	$37,756

Nature of operations and going concern (note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013

Expenses
Accounting and legal	$27,921	$8,801	$49,921	$18,134
Bank charges and finance fees (note 7)	1,885	190	2,703	340
Consulting and development fees	-	-	-	35,000
Exploration and evaluation (note 10)	25,235	-	25,235	-
Finder’s fees (note 4)	-	-	31,250	-
Licenses and fees	3,471	200	5,729	5,000
Office	934	-	1201	-
Share-based payments (note 5)	106,288	-	106,288	-

Net Loss and Comprehensive Loss for Period	$(165,734)	$(9,191)	$(222,327)	$(58,474)

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding	4,635,000	4,582,000	4,620,548	4,582,000

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013

Cash Flow from Operating Activities
Net loss for the period	$(222,327)	$(58,474)
Shares issued for services	31,250	-
Share-based payments	106,288	-
Changes in assets and liabilities
Prepaid and deposits	(6,250)	-
Accounts payable	27,573	55,613

Cash Used in Operating Activities	(63,466)	(2,861)

Cash Flow from Financing Activities
Loans received from stockholders (note 6)	80,000	-
Repayment of stockholders loans (note 6)	(12,690)	-

Cash Provided by Financing Activities	67,310	-

Increase (Decrease) in Cash	3,844	(2,861)
Cash, Beginning of Period	35,696	2,861

Cash, End of Period	$39,540	$-

Supplemental Information
Tax paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Stockholders’ Deficiency

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Contributed Surplus	Additional Paid-in Capital	Deficit	Total

Balance, March 31, 2013	4,582,000	$22,910	$-	35,290	$(428,319)	$(370,119)
Net loss for the period	-	-	-	-	(58,474)	(58,474)
Balance, September 30, 2013	4,582,000	$22,910	$-	35,290	$(486,793)	$(428,593)

	Shares of Common Stock Issued	Common Stock	Contributed Surplus	Additional Paid-in Capital	Deficit	Total

Balance, March 31, 2014	4,610,000	$22,938	$-	$70,262	$(559,455)	$(466,255)
Shares issued for services	25,000	25	31,225	-	-	31,250
Share-based payments	-	-	106,288	-	-	106,288
Net loss for the period	-	-	-	-	(222,327)	(222,327)
Balance, September 30, 2014	4,635,000	$22,963	$137,513	$70,262	$(781,782)	$(551,044)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2014

(Unaudited - Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada company on August 15, 2006. Since inception, the Company has been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. Going forward, the Company plans to focus on acquiring ownership in late-stage exploration to development stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. During the six months ended September 30, 2014, the Company entered into a non-binding Letter of Intent (“LOI”) agreement with a third party (note 10).

The Company has incurred losses since inception and has an accumulated deficit of $781,782 as of September 30, 2014, with limited resources and no source of operating cash flows. As at September 30, 2014, the Company has a working capital deficiency of $553,104 (March 31, 2014 - $468,315). During the six months ended September 30, 2014, the Company incurred net loss of $222,327.

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

The preparation of interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to accounts payable and accrued liabilities, the fair value of warrants attached to common shares issued, the fair value of shares issued for services, the fair value of stock options granted, and the recoverability of income tax assets. While management believes the estimates used are reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2014

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

(e)	Financial instruments

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

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2014

(Unaudited - Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(f)	Income taxes

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

(g)	Share-based payments

The Company records all share-based payments at fair value. Where equity instruments are granted to employees, they are recorded at the fair value of the equity instrument granted at the grant date. The grant date fair value is recognized through profit or loss over the vesting period, described as the period during which all the vesting conditions are to be satisfied.

Where equity instruments are granted to non-employees, they are recorded at the fair value of the goods or services received. When the value of goods or services received in exchange for the share-based payment cannot be reliably estimated, the fair value is measured by use of a valuation model.

At each balance sheet date, the amount recognized as an expense is adjusted to reflect the actual number of stock options expected to vest. On the exercise of stock options, common stock is recorded for the consideration received and for the fair value amounts previously recorded to contributed surplus. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payments.

(h)	Exploration and evaluation expenditures

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration and evaluation expenditures are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

(i)	Recent accounting guidance adopted

The Company has adopted Accounting Standards Update 2014-10, Development Stage Entities, which eliminates certain financial reporting requirements. As such, these interim financial statements no longer present inception-to-date information on the statements of operations, cash flows, and stockholders’ deficiency. In addition, these interim financial statements are no longer labeled as a, “development stage entity”.

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2014

(Unaudited - Expressed in US dollars)

3.	Financial Instruments

The Company has designated its cash as held-for-trading; and accounts payable, accrued liabilities and stockholders’ loans, as other financial liabilities.

(a)	Fair value

The fair values of the Company’s cash, accounts payable, accrued liabilities and stockholders’ loans approximate their carrying values due to the short-term maturity of these instruments.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At September 30, 2014, the Company had accounts payable of $480,928 (March 31, 2014 - $453,355), which are due within 30 days or less. The Company’s stockholders’ loans (note 7) of $107,966 (March 31, 2014 - $40,656) are due within one year and are 10 % interest-bearing.

As at September 30, 2014, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2014 - $10,000).

4.	Common Stock

On April 22, 2014, the Company entered into a Finder’s Fee agreement for the issuance of 25,000 common shares at an estimated fair value of $1.25 per share for a total amount of $31,250 as a retainer for services.

5.	Stock Options

The stock options have been granted in conjunction with an Equity Incentive Plan (the “Plan”) for employees, directors and consultants, whereby a maximum aggregate number of common shares that may be issued under the Plan are 20,000,000 common shares. The term of the options is determined by the Board of Directors and cannot exceed 10 years. The exercise price of the stock options is determined by Board of Directors, but shall not be less than the fair market value of the common stock on the date of grant. Stock options granted under the Plan vest over varying periods at the discretion of the Board of Directors.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2014

(Unaudited - Expressed in US dollars)

5.	Stock Options (continued)

The following table summarizes information about the Company’s share options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, March 31, 2014	-	$-
Granted	175,000	$1.27
Balance, September 30, 2014	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		2014		2013
Expiry date	Exercise price	Options outstanding	Options exercisable	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	50,000	-	-
July 30, 2019	$1.38	25,000	8,333	-	-
		175,000	58,333	-	-

The weighted average remaining contractual life of stock options outstanding at September 30, 2014 is 4.83 (March 31, 2014 - nil) years.

The fair value of all stock options granted are estimated using the Black-Scholes option pricing model with the following weighted-average assumptions and resulting in the following weighted-average fair values:

	2014	2013
Risk-free interest rate	1.77%	N/A
Expected dividend yield	0%	N/A
Expected share price volatility	178%	N/A
Expected option life in years	5	N/A
Fair value	$1.20	N/A

Companies are required to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, management applied the estimated forfeiture rate of nil% (2013 – N/A) in determining the expense recorded in the accompanying statements of operations. Expected share price volatility is determined with reference to the Company’s historical daily share price volatility.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2014

(Unaudited - Expressed in US dollars)

6.	Accounts Payable

Accounts payable as at September 30, 2014 includes the following:

(i)	$309,814 (March 31, 2014 - $310,564) due to a company controlled by a former shareholder of the Company;

(ii)	$7,851 (March 31, 2014 - $7,851) due to a company controlled by a former shareholder of the Company for payment of legal services made on behalf of the Company;

(iii)	$32,838 (March 31, 2014 - $32,839) due to former directors of the Company for advances made to the Company;

(iv)	$70,000 (March 31, 2014 - $70,000) due to a company controlled by a former shareholder of the Company for payment relating to web design and development expenses; and

(v)	$60,425 (March 31, 2014 - $32,101) due to parties that were never related to the Company.

The above amounts are recorded at the exchange amount, representing the amount agreed upon by the parties, are non-interest-bearing and have no specific terms of repayment.

7.	Stockholders’ Loans

As at September 30, 2014, current officers and shareholders of the Company loans outstanding amounted to of $107,966 (March 31, 2014 - $40,656). These loans are due one year after issue and are 10 % interest-bearing. During the three months ended September 30, 2014, the Company made payments of $12,690 and received two additional loans in aggregate of $80,000 with the same terms as previously stated. The Company has accrued interest of $2,157.

8.	Intangible Asset

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

10.	Exploration and Evaluation

On July 24, 2014, the Company entered into a non-binding LOI agreement with a Miranda Gold Corp. to negotiate and enter into a joint venture agreement (“JV Agreement”) for the development of the gold property known as Willow Creek, Alaska. Accordingly, the Company has undertaken a due diligence investigation into the project, which were completed on September 26, 2014 .

The exploration and evaluation expenditures for the period ended September 30, 2014 are associated with travel costs to Alaska and helicopter services for surveying the site.

11.	Subsequent Event

The Company evaluates events that have occurred after the balance sheet date, but before the interim financial statements are issued. On November 5, 2014 the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Willow Creek project in Alaska. The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million.

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

Our unaudited interim financial statements for the three and six months ended September 30, 2014 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2015. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2014, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada corporation on August 15, 2006 under the name “Celldonate Inc.” and we have no subsidiaries. Historically we were in the business of developing mobile monetization solutions and applications.

On January 16, 2014, the Company changed its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. Going forward, we plan to focus on acquiring ownership in late-stage exploration to development-stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America but may pursue other profitable business opportunities that are available to us. Our main focus will be on identifying solid resources, and then utilize funding to bring a distressed asset into production, while either securing equity ownership or rights of title in the form of royalties. We are targeting pre-production resource projects that are well understood, show strong financial projections and low capital intensity, where we can apply capital to take the projects into production within 12-36 months.

On July 28, 2014, the Company entered into a non-binding Letter of Intent (“LOI”) with a third party to negotiate and enter into a Joint Venture Agreement (“JV Agreement”) for the development of the gold property known as Willow Creek, Alaska. Accordingly, the Company has undertaken a due diligence investigation into the project, which was completed on September 26, 2014. On November 5, 2014 the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Willow Creek project in Alaska (“Exploration and Option Agreement”) with Miranda U.S.A., Inc. (“Miranda”). The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The principal terms of the Exploration and Option Agreement provide that the Company can earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. The Company shall be the manager of the initial joint venture. The management committee during the initial earn–in period shall be comprised of one nominee from the Company and one nominee from Miranda.

Upon completion of the initial work commitment, the Company can then either terminate the agreement or exercise an option to enter into a limited liability company (“JV”) with Miranda under the following terms:

●	Miranda will assign the underlying twenty-year lease that includes 8700 acres of patented mining claims and State Claims on the Willow Creek project to the JV and Miranda will retain a 30% participating interest in the JV;

●	The Company will sole fund the next US$8.93 million of expenditures on the JV to earn a 70% interest in the JV in two stages over the next two years; and

●	The Company shall be entitled to 90% of the cash flow from production at the Willow Creek project until it recovers its US$10 million initial capital investment, and 80% of the cash flow from production thereafter until it recovers any of its initial investment that exceeds $10 million, and thereafter shall be entitled to 70% of project cash flows. Miranda shall be entitled to 10%, 20% and 30%, respectively, of the Willow Creek cash flow.

The Company plans to complete initial engineering, resource, permitting, and economic studies during the initial earn-in period with a goal to bring the initial Coleman area gold resource within the Willow Creek project into production as soon as possible. Expansion and exploration drilling is planned during construction and during commercial production and is expected to expand the initial known mineralization well beyond the current levels.

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $92,050 through private placements of our common stock.

Results of Operations

For the Three Months ended September 30, 2014

During the three months ended September 30, 2014, we incurred a net loss of $165,734, compared to a net loss of $9,191 during the same period in the prior year.

Our net loss per share for the three months ended September 30, 2014 was $0.04. Our net loss per share for the three months ended September 30, 2013 was $0.01.

During the three months ended September 30, 2014, we incurred total expenses of $165,734, compared to total expenses of $9,191 during the same period in the prior year.

Our total expenses during the three months ended September 30, 2014 consisted of $27,921 in accounting and legal fees  , $25,235 in exploration and evaluation expenditures, $3,471 in licenses and fees, $1,885 in bank charges and finance fees, $934 in office expenses, and $106,288 in share-based payments. For the same period in fiscal 2013, we incurred expenses of $8,801 in accounting and legal fees, $200 in licenses and fees, $190 in bank charges and $nil in office expenses and share-based payments. Our total expenses are significantly higher. The variation in expenses is mainly due to the higher accounting, legal and license fees, exploration and evaluation expenditures consisting mainly of travel expenses for site visits and consultations related to the Willow Creek property and share-based payments for stock options granted during the current period.

For the Six Months ended September 30, 2014

During the six months ended September 30, 2014, we incurred a net loss of $222,327, compared to a net loss of $58,474 during the same period in the prior year.

Our net loss per share for the six months ended September 30, 2014 was $0.05. Our net loss per share for the six months ended September 30, 2013 was $0.01.

During the six months ended September 30, 2014, we incurred total expenses of $222,327, compared to total expenses of $58,474 during the same period in the prior year.

Our total expenses during the six months ended September 30, 2014 consisted of $49,921  in accounting and legal fees, $25,235 in exploration and evaluation expenditures, $5,729 in licenses and fees, $31,250 in finders’ fees, $2,703 in bank charges and finance fees, $1,201 in office expenses, and $106,288 in shares-based payments. For the same period in fiscal 2013, we incurred expenses of $18,134 in accounting and legal fees, $5,000 in licenses and fees, $35,000 in consulting and development fees, $340 in bank charges and $nil in office expenses and share-based payments. Our total expenses are significantly higher. The variation in expenses is mainly due to the higher accounting, legal, exploration, finder’s fees and share-based payments, while we did not incur consulting and development fees as a result of our change in business focus. The $31,250 finders’ fee pertains to the common shares issued as a retainer for services.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of September 30, 2014, we had $39,540 in cash, $598,894 in total liabilities and a working capital deficit of $553,104. As of September 30, 2014, we had an accumulated deficit of $781,782. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and advances from shareholders and former related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2014, we used $63,466 in cash on operating activities, compared to cash used of $2,861 on operating activities during the same period in fiscal 2013. Our increase in cash spending on operating activities between the two periods was primarily due to making cash payments for operating costs as described above.

During the six months ended September 30, 2014 and 2013, we did not engage in any investing activities.

During the six months ended September 30, 2014, we made payments of $12,690 on the outstanding stockholders’ loan balance and received an additional $80,000 in loans from stockholders, compared to receiving $nil in cash during the same period in fiscal 2013. The loan agreements entered during the current period are due one year from issuance, bearing 10% interest per annum compounded monthly.

During the six months ended September 30, 2014, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $7,052 compared to approximately $319 during the same period in fiscal 2013. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $39,540 as of September 30, 2014 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $598,894. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on loans from shareholders to proceed with our plan of operations. Subsequent to September 30, 2014, we are in discussions to eliminate the current $420,653 liability due to companies controlled by a former shareholder of the Company in exchange for the “Celldonate” domain name that the Company purchased for $2,060 and other minor considerations.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from former related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the three and six months ended September 30, 2014 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

To provide incentive towards the development of the goals, an Equity Incentive Plan for employees, executives, directors and consultants awards 220,000 shares when certain performance goals have been achieved. One third will be triggered upon closing of corporate financing, one third upon commencement of construction of the mine and one third upon commencement of construction of the mill. Additional options have been granted in conjunction with the Equity Incentive Plan for employees, directors and consultants. During the period ended September 30, 2014, the Company granted 175,000 options.

A cash bonus of $40,000 each will be awarded to Mr. Pete Parsley and Mr. Ryan Hart upon the successful funding of the Company of at least $5 million.

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

Share-Based Payments

The Company records all share-based payments at fair value. Where equity instruments are granted to employees, they are recorded at the fair value of the equity instrument granted at the grant date. The grant date fair value is recognized through profit or loss over the vesting period, described as the period during which all the vesting conditions are to be satisfied.

Where equity instruments are granted to non-employees, they are recorded at the fair value of the goods or services received. When the value of goods or services received in exchange for the share-based payment cannot be reliably estimated, the fair value is measured by use of a valuation model.

At each balance sheet date, the amount recognized as an expense is adjusted to reflect the actual number of stock options expected to vest. On the exercise of stock options, common stock is recorded for the consideration received and for the fair value amounts previously recorded to contributed surplus. The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payments.

Recent Accounting Guidance Adopted

The Company has adopted Accounting Standards Update 2014-10, Development Stage Entities, which eliminates certain financial reporting requirements. As such, these interim financial statements no longer present inception-to-date information on the statements of operations, cash flows, and stockholders’ deficiency. In addition, these interim financial statements are no longer labeled as a, “development stage entity”.

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Date: November 18, 2014	GOLD TORRENT, INC.

	By:	/s/ Ryan Hart
Ryan Hart
Chief Executive Officer, President and Director

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

