Form 10-Q
period 2014-12-31
Gold Torrent, Inc.
filed 2015-02-17
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of February 4, 2015, the registrant’s outstanding common stock consisted of 4,835,000 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

The unaudited interim financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

December 31, 2014

3

GOLD TORRENT, INC.

Interim Balance Sheets

(Unaudited - Expressed in US dollars)

	December 31, 2014	March 31, 2014

Assets

Current
Cash	$-	$35,696
Prepaid and deposits	4,375	-
	4,375	35,696
Non-Current
Intangible asset (note 6)	-	2,060

	$4,375	$37,756

Liabilities

Current
Bank indebtedness	$858	$-
Accounts payable (note 6)	82,519	453,355
Accrued liabilities (note 3)	10,000	10,000
Stockholders’ loans (note 7)	110,710	40,656

	204,087	504,011

Stockholders’ Deficiency

Common Stock (note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
4,635,000 common shares, $0.001 par value (March 31, 2014: 4,610,000 common shares)	22,963	22,938
Contributed Surplus (notes 4 and 5)	191,483	-
Additional Paid-in Capital	70,262	70,262
Deficit	(484,420)	(559,455)

	(199,712)	(466,255)

	$4,375	$37,756

Nature of operations and going concern (note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013	For the Nine Months Ended December 31, 2014	For the Nine Months Ended December 31, 2013
Expenses
Accounting and legal	$22,750	$42,000	$72,671	$60,134
Bank charges and finance fees (note 7)	2,745	-	5,448	340
Exploration and evaluation (note 9)	36,914	-	62,149	-
Finder’s fees (note 4)	-	-	31,250	-
Licenses and fees	4,242	6,826	9,972	11,826
Office	459	1,079	1,660	1,079
Share-based payments (note 5)	53,970	-	160,258	-
Loss from Continuing Operations	(121,080)	(49,905)	(343,408)	(73,379)

Loss from discontinued operations	-	-	-	(35,000)
Gain on sale of discontinued operations	418,443	-	418,443	-
Net Income (Loss) from Discontinued Operations (note 6)	418,433	-	418,443	(35,000)

Net Income (Loss) and Comprehensive Income (Loss) for Period	$297,363	$(49,905)	$75,035	$(108,379)

Weighted average number of common shares outstanding	4,635,000	4,582,000	4,635,000	4,582,000
Basic and diluted (loss) per share – continuing operations	(0.03)	(0.01)	(0.07)	(0.01)
Basic and diluted income (loss) per share – discontinued operations	0.09	-	0.09	(0.01)
Basic and diluted income (loss) per share	$0.06	$(0.01)	$0.02	$(0.02)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Nine Months Ended December 31, 2014	For the Nine Months Ended December 31, 2013

Cash Flow from Operating Activities
Net loss for the period	$(343,408)	$(73,379)
Items not involving cash:
Shares issued for finder’s fees	31,250	-
Share-based payments	160,258	-
Finance fees	5,224	-
Changes in assets and liabilities
Prepaid and deposits	(4,375)	-
Accounts payable	49,667	46,831
Cash Used in Continuing Operating Activities	(101,384)	(26,548)
Cash Used in Discontinued Operating Activities (note 6)	-	-

Total Cash Used in Operating Activities	(101,384)	(26,548)

Cash Flow from Financing Activities
Loans received from stockholders	80,000	23,687
Repayment of stockholders loans	(15,170)	-

Cash Provided by Financing Activities	64,830	23,687

Decrease in Cash	(36,554)	(2,861)
Cash, Beginning of Period	35,696	2,861

(Bank indebtedness) cash, End of Period	$(858)	$-

Supplemental Information
Tax paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Stockholders’ Deficiency

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Contributed Surplus	Additional Paid-in Capital	Deficit	Total
Balance, March 31, 2013	4,582,000	$22,910	$-	35,290	$(428,319)	$(370,119)
Net loss for the period	-	-	-	-	(108,379)	(108,379)
Balance, December 31, 2013	4,582,000	$22,910	$-	35,290	$(536,698)	$(478,498)

	Shares of Common Stock Issued	Common Stock	Contributed Surplus	Additional Paid-in Capital	Deficit	Total
Balance, March 31, 2014	4,610,000	$22,938	$-	$70,262	$(559,455)	$(466,255)
Shares issued for services	25,000	25	31,225	-	-	31,250
Share-based payments	-	-	160,258	-	-	160,258
Net income for the period	-	-	-	-	75,035	75,035
Balance, December 31, 2014	4,635,000	$22,963	$191,483	$70,262	$(484,420)	$(199,712)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2014

(Unaudited - Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada company on August 15, 2006. Since inception, the Company has been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former shareholder to sell all intellectual property and assets associated with the previous business of the Company, pursuant to which the Company was released from certain liabilities amounting to $420,503 (note 6).

Going forward, the Company plans to focus on acquiring ownership in late-stage exploration to development stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. During the nine months ended December 31, 2014, the Company entered into an Exploration and Option to enter Joint Venture Agreement with a third party (note 9).

The Company has incurred losses since inception and has an accumulated deficit of $484,420 as of December 31, 2014, with limited resources and no source of operating cash flows. As at December 31, 2014, the Company has a working capital deficiency of $199,712 (March 31, 2014 - $468,315). As a result of the Agreement, the Company recognized a net income of $75,035 during the nine months ended December 31, 2014.

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

Nine Months Ended December 31, 2014

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

(h)	Exploration and evaluation costs

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

(i)	Recent accounting guidance adopted

The Company has adopted Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities, which eliminates certain financial reporting requirements. As such, these interim financial statements no longer present inception-to-date information on the statements of operations, cash flows, and stockholders’ deficiency. In addition, these interim financial statements are no longer labeled as a, “development stage entity”.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Presentation of Financial Statements-Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU amends ASC 360, Property, Plant and Equipment and expands the disclosures for discontinued operations, and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation and are classified as assets held for sale. These provisions are effective for annual and interim periods beginning after December 15, 2014. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2014

(Unaudited - Expressed in US dollars)

3.	Financial Instruments

The Company has designated its cash and bank indebtedness as held-for-trading; and accounts payable, accrued liabilities and stockholders’ loans, as other financial liabilities.

(a)	Fair value

The fair values of the Company’s cash and bank indebtedness, accounts payable, accrued liabilities and stockholders’ loans approximate their carrying values due to the short-term maturity of these instruments.

(b)	Credit risk

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk as at December 31, 2014.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2014, the Company had accounts payable of $82,519 (March 31, 2014 - $453,355), which are due within 30 days or less. The Company’s stockholders’ loans (note 7) of $110,710 (March 31, 2014 - $40,656) are due within one year and are 10 % interest-bearing.

As at December 31, 2014, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2014 - $10,000).

4.	Common Stock

On April 22, 2014, the Company entered into a Finder’s Fee agreement for the issuance of 25,000 common shares at an estimated fair value of $1.25 per share for a total amount of $31,250 as a retainer for services. The agreement continues for one year and will continue from year to year thereafter unless terminated by either party.

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

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2014

(Unaudited - Expressed in US dollars)

5.	Stock Options (continued)

During the nine months ended December 31, 2014, the Company granted 175,000 options to officers and directors of the Company with the following vesting terms: 1/3 on date of grant, 1/3 six months from date of grant, and 1/3 one year from date of grant.

The following table summarizes information about the Company’s share options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, March 31, 2014	-	$-
Granted	175,000	$1.27
Balance, December 31, 2014	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		2014		2013
Expiry date	Exercise price	Options outstanding	Options exercisable	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	50,000	-	-
July 30, 2019	$1.38	25,000	8,333	-	-
		175,000	58,333	-	-

The weighted average remaining contractual life of stock options outstanding at December 31, 2014 is 4.58 (March 31, 2014 - nil) years. As at December 31, 2014, unamortized share-based payment expense on the outstanding options is $49,492.

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

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2014

(Unaudited - Expressed in US dollars)

6.	Discontinued Operations

During the year ended March 31, 2013, the Company purchased a domain name for $2,060. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former shareholder to sell all intellectual property and assets associated with the previous business of the Company. In exchange for all assets and property related to the previous business, the Company was released from certain liabilities amounted to $420,503 previously recorded in accounts payable owing to the former shareholder or companies controlled by them.

The disposal of the net liabilities of the operations resulted in a gain of $418,443. The carrying amounts of the net obligations on the date of disposal were as follows:

2014
Intangible asset	$2,060
Total asset disposed	2,060

Accounts payable	$420,503
Total liabilities disposed	420,503

Gain on sale of discontinued operations	$418,443

All prior period statements of operations and statements of cash flows presented in these unaudited interim financial statements have been reclassified to segregate the impact of discontinued operations.

Net loss from discontinued operations of $35,000 during the nine months ended December 31, 2013 pertains to consulting and development fees of $35,000 which is included in the accounts payable balance as at March 31, 2014 and subsequently disposed of as described above.

7.	Stockholders’ Loans

As at December 31, 2014, current officers and shareholders of the Company loans outstanding amounted to of $110,710 (March 31, 2014 - $40,656). These loans are due one year after issue and are 10 % interest-bearing. The Company has accrued interest of $5,224 (March 31, 2014 - $nil).

Subsequent to December 31, 2014, the Company entered into loan extension agreements with its current officers and shareholders. The loans are due December 31, 2015 and are 11% interest-bearing.

8.	Segmented Information

The Company operates primarily in one business segment being the identification and development of mining projects with substantially all of its assets and operations located in the United States (2013 – Canada).

9.	Exploration and Evaluation

On July 24, 2014, the Company entered into a non-binding LOI agreement with a third party to negotiate and enter into a joint venture agreement for the development of the gold property known as Willow Creek, Alaska. On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Willow Creek project in Alaska. The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The principal terms of the Exploration and Option to Enter Joint Venture Agreement provides that the Company can earn an initial 20% interest in the project by incurring an initial work commitment before November 5, 2015 in costs related to exploration and development of the project.

The exploration and evaluation costs for the period ended December 31, 2014 are associated with travel costs to Alaska and helicopter services for surveying the site.

10.	Subsequent Event

Subsequent to December 31, 2014, the Company entered into the following agreements:

(i)	A loan agreement with Daniel Kunz (shareholder) for $150,000, 10% interest-bearing, and effective January 8, 2015. The loan is payable on January 8, 2016. In conjunction with the loan agreement, the Company is required to pay a fee of $10,000 to Daniel Kunz;

(ii)	Loan extension agreements with the current officers and shareholders. The loans were extended to December 31, 2015 and are 11% interest-bearing (note 7);

(iii)	An investors relations consulting agreement for a period of two months effective January 1, 2015. As compensation, the consultant will be issued 200,000 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

Our unaudited interim financial statements for the three and nine months ended December 31, 2014 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2015. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2014, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada corporation on August 15, 2006 under the name “Celldonate Inc.” and we have no subsidiaries. Historically we were in the business of developing mobile monetization solutions and applications. On January 16, 2014, the Company changed its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. On November 19, 2014, the Company entered into a Spin-off Agreement with a company controlled by a former shareholder to sell all intellectual property associated with the previous business of the Company, pursuant to which the Company was released from liabilities of $420,503.

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

On July 28, 2014, the Company entered into a non-binding Letter of Intent (“LOI”) with a third party to negotiate and enter into a Joint Venture Agreement (“JV Agreement”) for the development of the gold property known as Willow Creek, Alaska. Accordingly, the Company has undertaken a due diligence investigation into the project, which was completed on September 26, 2014. On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Willow Creek project in Alaska (“Exploration and Option Agreement”) with Miranda U.S.A., Inc. (“Miranda”). The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The principal terms of the Exploration and Option Agreement provide that the Company can earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. The Company shall be the manager of the initial joint venture. The management committee during the initial earn–in period shall be comprised of one nominee from the Company and one nominee from Miranda

Upon completion of the initial work commitment, the Company can then either terminate the agreement or exercise an option to enter into a limited liability company (“JV”) with Miranda under the following terms:

●	Miranda will assign the underlying twenty-year lease that includes 8700 acres of patented mining claims and State Claims on the Willow Creek project to the JV and Miranda will retain a 30% participating interest in the JV;

●	The Company will sole fund the next US$8.93 million of expenditures on the JV to earn a 70% interest in the JV in two stages over the next two years; and

●	The Company shall be entitled to 90% of the cash flow from production at the Willow Creek project until it recovers its US$10 million initial capital investment, and 80% of the cash flow from production thereafter until it recovers any of its initial investment that exceeds $10 million, and thereafter shall be entitled to 70% of project cash flows. Miranda shall be entitled to 10%, 20% and 30%, respectively, of the Willow Creek cash flow

The Company plans to complete initial engineering, resource, permitting, and economic studies during the initial earn-in period with a goal to bring the initial Coleman area gold resource into production as soon as possible. Expansion and exploration drilling is planned during construction and during commercial production and is expected to expand the initial known mineralization well beyond the current levels.

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $92,050 through private placements of our common stock.

Results of Operations

For the Three Months ended December 31, 2014

During the three months ended December 31, 2014, we recognized income of $418,443 from discontinued operations, compared to $nil during the same period in the prior year due to the Spin-off Agreement. During the three month period ended December 31, 2014, we recognized a loss from continuing operations of $121,080, compared to a loss of $49,905 during the same period in the prior year.

During the three months ended December 31, 2014, we recognized net income $297,363, compared to a net loss of $49,905 during the same period in the prior year.

Our net income per share for the three months ended December 31, 2014 was $0.06, our income per share for discontinued operations in the period was $0.09 while our loss per share for continuing operations was $0.03. Our net loss per share for the three months ended December 31, 2013 was $0.01, our gain per share for discontinued operations in the period was $nil while our loss per share for continuing operations was $0.01.

During the three months ended December 31, 2014, we incurred total expenses of $121,080, compared to total expenses of $49,905 during the same period in the prior year.

Our total expenses during the three months ended December 31, 2014 consisted of $22,750 in accounting and legal fees, $36,914 in development exploration costs, $4,242 in licenses and fees, $2,745 in bank charges, $459 in office expenses, and $53,970 in share-based payments. For the same period in fiscal 2013, we incurred expenses of $42,000 in accounting and legal fees, $6,826 in licenses and fees, $nil in bank charges and $1,079 in office expenses. Our total expenses are significantly higher. The variation in expenses is mainly due to the lower accounting, legal and license fees, increased share-based payments, and higher development exploration fees consisting mainly of travel expenses for site visits and consultations related to the Willow Creek property.

For the Nine Months ended December 31, 2014

During the nine months ended December 31, 2014, we recognized income of $418,443 from discontinued operations, compared to a loss from discontinued operations of $35,000 during the same period in the prior year. During the nine month period ended December 31, 2014, we recognized a loss from continuing operations of $343,408, compared to a loss of $73,379 during the same period in the prior year.

During the nine months ended December 31, 2014, we recognized income of $75,035, compared to a net loss of $108,379 during the same period in the prior year.

Our net income per share for the nine months ended December 31, 2014 was $0.02, our gain per share for discontinued operations was $0.09 while our loss per share for continuing operations was $0.07. Our net loss per share for the nine months ended December 31, 2013 was $0.02, our loss per share for discontinued operations was $0.01 while our loss per share for continuing operations was $0.02.

During the nine months ended December 31, 2014, we incurred total expenses of $343,408, compared to total expenses of $108,379 during the same period in the prior year.

Our total expenses during the nine months ended December 31, 2014 consisted of $72,671 in accounting and legal fees, $62,149 in development exploration cost, $9,972 in licenses and fees, $31,250 in finders’ fees, $5,448 in bank charges, $1,660 in office expenses, and $160,258 in shares-based payments. For the same period in fiscal 2013, we incurred expenses of $60,134 in accounting and legal fees, $11,826 in licenses and fees, $35,000 in consulting and development fees, $340 in bank charges and $1,079 in office expenses. Our total expenses are significantly higher. The variation in expenses is mainly due to the higher accounting, legal, exploration, finder’s fees and share-based payments, and we incurred consulting and development fees as a result of our change in business focus. The $31,250 finders’ fee pertains to the common shares issued as a retainer for services.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of December 31, 2014, we had $nil in cash, $204,087 in total liabilities and a working capital deficit of $199,712. As of December 31, 2014, we had an accumulated deficit of $484,420. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and advances from shareholders and former related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the nine months ended December 31, 2014, we used $101,384 in cash on continuing operating activities, compared to cash gained of $8,452 on continuing operating activities during the same period in fiscal 2013. During the nine month period ended December 31, 2014, we used $nil on discontinued operating activities, compared to cash used of $35,000 on discontinued operating activities in the same period in fiscal 2013. Our increase in total cash spending on operating activities between the two periods was primarily due to making cash payments for operating costs as described above.

During the nine months ended December 31, 2014 and 2013, we did not engage in any investing activities.

During the nine months ended December 31, 2014, we made payments of approximately $15,000 on the outstanding stockholders’ loan balance and received an additional $80,000 in loans from stockholders, compared to receiving $23,687 in cash during the same period in fiscal 2013. The loan agreements entered during the current period are due one year from issuance, bearing 10% interest per annum compounded monthly.

During the nine months ended December 31, 2014, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $12,074 compared to approximately $2,950 during the same period in fiscal 2013. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $nil as of December 31, 2014 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $204,087. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on loans from shareholders to proceed with our plan of operations. Subsequent to December 31, 2014, we received another shareholder loan for $150,000, 10% interest-bearing, and effective January 8, 2015. The loan is payable on January 8, 2016.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from former related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the three and nine months ended December 31, 2014 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

To provide incentive towards the development of the goals, an Equity Incentive Plan for employees, executives, directors and consultants awards 220,000 shares when certain performance goals have been achieved. One third will be triggered upon closing of corporate financing, one third upon commencement of construction of the mine and one third upon commencement of construction of the mill. Additional options have been granted in conjunction with the Equity Incentive Plan for employees, directors and consultants. During the period ended December 31, 2014, the Company granted 175,000 options.

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

Recent Accounting Guidance Adopted

The Company has adopted Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities, which eliminates certain financial reporting requirements. As such, these interim financial statements no longer present inception-to-date information on the statements of operations, cash flows, and stockholders’ deficiency. In addition, these interim financial statements are no longer labeled as a, “development stage entity”.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Presentation of Financial Statements-Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU amends ASC 360, Property, Plant and Equipment and expands the disclosures for discontinued operations, and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation and are classified as assets held for sale. These provisions are effective for annual and interim periods beginning after December 15, 2014. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Nine months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 17, 2015	GOLD TORRENT, INC.

	By:	/s/ Ryan Hart
Ryan Hart
Chief Executive Officer, President and Director

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

