Form 10-K
period 2015-03-31
Gold Torrent, Inc.
filed 2015-07-14
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-159300

GOLD TORRENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1791524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960 Broadway Avenue

Suite 530

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

As of June 26, 2015, the registrant’s outstanding common stock consisted of 7,265,002 shares.

PART 1

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

As used in this annual report, the terms “we”, “us” and “our” mean Gold Torrent Inc., unless otherwise indicate

Business Overview

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada corporation on August 15, 2006 under the name “Celldonate Inc.” and we have no subsidiaries. Historically we were in the business of developing mobile monetization solutions and applications. On January 16, 2014, the Company changed its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. On November 19, 2014, the Company entered into a Spin-off Agreement with a company controlled by a former shareholder to sell all intellectual property associated with the previous business of the Company, pursuant to which the Company was released from liabilities of $420,653.

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

On January 15, 2015 the Company paid for a Lease Agreement between Miranda USA and Alaska Hardrock. The Purpose of this Lease is to afford Lessee the reasonable opportunity to enter onto certain patents and State of Alaska mining claims located in the State of Alaska.

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $213,738 through private placements of our common stock.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the fiscal year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 960 Broadway Avenue, Suite 530, Boise, Idaho 83707.

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

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
March 31, 2015	0.70	0.14
December 31, 2014	0.70	0.70
September 30, 2014	3.00	2.00
June 30, 2014	3.00	3.00
March 31, 2014	1.500	1.500
December 31, 2013	1.500	1.500
September 30, 2013	0.075	0.075
June 30, 2013	0.075	0.075

Holders

As of June 24, 2015, there were approximately 35 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

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

Equity Compensation Plans

On July 30, 2014 stock options have been granted in conjunction with an Equity Incentive Plan (the “Plan”) for employees, directors and consultants, whereby a maximum aggregate number of common shares that may be issued under the Plan are 20,000,000 common shares. The term of the options is determined by the Board of Directors and cannot exceed 10 years. The exercise price of the stock options is determined by Board of Directors, but shall not be less than the fair market value of the common stock on the date of grant. Stock options granted under the Plan vest over varying periods at the discretion of the Board of Directors.

During the fiscal year ended March 31, 2015, the Company granted 175,000 options to officers and directors of the Company with the following vesting terms: 1/3 on date of grant, 1/3 six months from date of grant, and 1/3 one year from date of grant.

Past Sales of Unregistered Securities

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

On January 9, 2015, the Company entered into a Consulting agreement for the issuance of 200,000 common shares at an estimated fair value of $0.10 per share for a total amount of $20,000 as a retainer for services. The agreement continues for two months and will continue from month to month thereafter unless terminated by either party.

On January 12, 2015, the Company entered into a Finance Term Fee agreement for the issuance of 100,000 common shares due upon financing term sheet or receipt of a minimum of $250,000. The agreement also calls for a reduction of monthly legal fees of $1,500 for 10,000 shares of common stock. No shares have been issued as at March 31, 2015. This agreement will continue from month to month thereafter unless terminated by either party.

On January 28, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $50,000 in cash.

On February 4, 2015, the Company entered into a subscription agreement for the issuance of 280,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $70,000 in cash.

On March 10, 2015, the Company entered into an accounts payable agreement, for the issuance of 150,000 common shares for a reduction of $30,000 in outstanding legal fees.

On June 5, 2015, the Company entered into a subscription agreement for the issuance of 1,000,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $250,000 in cash.

On June 17, 2015, the Company entered into a subscription agreement for the issuance of 800,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $200,000 in cash.

On July 7, 2015 the Company entered into a subscription agreement for the issuance of 368,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $92,000 in cash.

On July 8, 2015, the Company entered into a subscription agreement for the issuance of 655,600 shares of common stock at a purchase price of $0.25 per share for a total amount of $163,900 in cash.

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

During the year ended March 31, 2013, the Company purchased a domain name for $2,060. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former shareholder to sell all intellectual property and assets associated with the previous business of the Company. In exchange for all assets and property related to the previous business, the Company was released from certain liabilities amounted to $420,653 previously recorded in accounts payable owing to the former shareholder or companies controlled by them.

The disposal of the net liabilities of the operations resulted in a gain of $418,593.

Expenses

During the fiscal year ended March 31, 2015, we incurred total expenses of $551,062, including $89,671 in accounting and legal fees, $14,905 in licenses and fees, $163,036 in exploration and evaluation fees, $11,493 in office expenses, $30,449 in bank charges and finance fees, $31,250 in finders fees, and $210,258 in share-based payments. For the fiscal year ended March 31, 2014, we incurred total expenses of $131,136, including $78,134 in accounting and legal fees, $14,752 in licenses and fees, $35,000 in consulting and development fees, $2,015 in bank charges and $1,235 in office expenses.

Our total expenses are significantly higher. The variation in expenses is mainly due to the exploration and evaluation fees relating to costs incurred for site visits and consultations related to the Willow Creek property, and share-based payments. The $31,250 finders’ fee pertains to the common shares issued as a retainer for services.

Net Loss

For the fiscal year ended March 31, 2015, we incurred a net loss of $176,760 and a net loss per share of $0.04. For the fiscal year ended March 31, 2014, we incurred a net loss of $131,136 and a net loss per share of $0.03.

Liquidity and Capital Resources

As of March 31, 2015, we had $80,037 in cash, and paid $121,250 in prepaid and deposits, $443,094 in total liabilities and a working capital deficit of $241,807. We are dependent on funds raised through equity financing and advances from related parties and loans payable. Our cumulative net loss of $736,215 was funded by equity financing and advances from stockholders. Since our inception on August 15, 2006, we have raised gross proceeds of $294,450 in cash from the sale of our securities. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the fiscal year ended March 31, 2015, we spent $305,459 on operating activities. During the fiscal year ended March 31, 2014, we spent $41,431 on operating activities. Our increase in cash spending on operating activities during the fiscal year ended March 31, 2015 was primarily due to the increase in finance fees, share based payments and shares issued for services, as well as making cash payments for operating costs.

During the fiscal year ended March 31, 2015 and 2014, we did not engage in any investing activities.

During the fiscal year ended March 31, 2015, we made payments of approximately $15,000 on the outstanding stockholder’s loan balance and we received $349,830 in cash from financing activities, including $245,000 in advances from stockholders and $120,000 in net proceeds from the issuance of our common stock compared to cash receipts of $39,266 from advances from related parties and $35,000 in net proceeds from the issuance of our common stock for a total cash provided of $74,266 during the fiscal year ended March 31, 2014. The loan agreements entered during the current year are due in one year from issuance, bearing 10% interest per annum compounded monthly.

Our increase in cash for the fiscal year ended March 31, 2015 was $44,341 mainly due to increase in cash from financing activities.

During the fiscal year ended March 31, 2015, our monthly cash requirements to fund our operating activities, was approximately $25,455, compared to approximately $10,928 during the fiscal year ended March 31, 2014. In the absence of the continued sale of our common stock or advances from related parties, our cash of $80,037 as of March 31, 2015 is sufficient to cover our current monthly burn rate for three months. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on advances from related parties to proceed with our plan of operations.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our audited financial statements for the year ended March 31, 2015 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $1,200,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from project finance, private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Off-Balance Sheet Arrangements

To provide incentive towards the development of the goals, an Equity Incentive Plan for employees, executives, directors and consultants awards 220,000 shares when certain performance goals have been achieved. One third will be triggered upon closing of corporate financing, one third upon commencement of construction of the mine and one third upon commencement of construction of the mill. Additional options have been granted in conjunction with the Equity Incentive Plan for employees, directors and consultants. During the period ended March 31, 2014, the Company granted 175,000 options.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Presentation of Financial Statements-Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after March 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU amends ASC 360, Property, Plant and Equipment and expands the disclosures for discontinued operations, and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation and are classified as assets held for sale. These provisions are effective for annual and interim periods beginning after March 15, 2014. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

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

March 31, 2015 and 2014

Financial Statements
(Expressed in US Dollars)

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gold Torrent, Inc.

We have audited the accompanying balance sheet of Gold Torrent, Inc. as at March 31, 2015, and the related statements of operations, cash flows and stockholders’ deficiency for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gold Torrent, Inc. as at March 31, 2014, were audited by other auditors whose report dated June 18, 2014, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Torrent, Inc. as at March 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Morgan & Company LLP

June 24, 2015	Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of GOLD TORRENT, INC.

We have audited the accompanying balance sheet of Gold Torrent, Inc. as at March 31, 2014 and the statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Torrent, Inc. as at March 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Smythe Ratcliffe LLP

Chartered Professional Accountants

Vancouver, Canada

June 24, 2015

GOLD TORRENT, INC.

Balance Sheets

(Expressed in US dollars)

	March 31, 2015	March 31, 2014

Assets

Current
Cash	$80,037	$35,696
Prepaid expenses (Note 10)	121,250	-
	201,287	35,696
Non-Current
Intangible asset (Note 6)	-	2,060

	$201,287	$37,756

Liabilities

Current
Accounts payable (Note 6)	$148,922	$453,355
Accrued liabilities (Note 3)	12,000	10,000
Stockholders’ loans (Note 7)	282,172	40,656

	443,094	504,011

Stockholders’ Deficiency

Common Stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value 20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
5,465,002 common shares, $0.001 par value (2014 - 4,610,000 common shares)	23,793	22,938
Additional Paid-in Capital	270,657	70,262
Contributed Surplus (Notes 4 and 5)	199,958	-
Deficit	(736,215)	(559,455)

	(241,807)	(466,255)

	$201,287	$37,756

Nature of operations and going concern (Note 1)

See accompanying notes to financial statements.

GOLD TORRENT, INC.

Statements of Operations

(Expressed in US dollars)

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

Expenses
Accounting and legal	$119,671	$78,134
Bank charges and finance fees (Note 7)	30,449	2,015
Consulting fees (Note 4)	20,000	-
Exploration and evaluation (Note 10)	163,036	-
Finder’s fees (Note 4)	31,250	-
Licenses and fees	14,905	14,752
Office	16,084	1,235
Share-based payments (Notes 5 and 8)	199,958	-

Loss from Continuing Operations	(595,353)	(96,136)

Net loss from discontinued operations	-	(35,000)
Gain on sale of discontinued operations	418,593	-

Net Income (Loss) from Discontinued Operations (Note 6)	418,593	(35,000)

Net Loss and Comprehensive Loss for the Year	$(176,760)	$(131,136)

Weighted average number of common shares outstanding	4,748,797	4,584,455
Basic and diluted loss per share – continuing operations	$(0.13)	$(0.02)
Basic and diluted earnings (loss) per share – discontinued operations	$0.09	$(0.01)
Basic and diluted loss per share	$(0.04)	$(0.03)

See accompanying notes to financial statements.

GOLD TORRENT, INC.

Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

Cash Flow from Operating Activities
Net loss for the year	$(176,760)	$(131,136)
Items not involving cash:
Shares issued for services	81,250	-
Share-based payments	199,958	-
Finance fees	11,686	1,390
Gain on sale of discontinued operations	(418,593)	-
Changes in non-cash working capital items:
Prepaid expenses	(121,250)	-
Accounts payable and accrued liabilities	118,220	88,315

Cash Used in Operating Activities	(305,489)	(41,431)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	120,000	35,000
Loans received from stockholders	245,000	39,266
Repayment of stockholders’ loans	(15,170)	-

Cash Provided by Financing Activities	349,830	74,266

Increase in Cash	44,341	32,835
Cash, Beginning of Year	35,696	2,861

Cash, End of Year	$80,037	$35,696

Supplemental Information
Tax paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements.

GOLD TORRENT, INC.

Statements of Stockholders’ Deficiency

(Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Deficit	Total

Balance, March 31, 2013	4,582,000	$22,910	$35,290	$-	$(428,319)	$(370,119)
Shares issued for cash	28,000	28	34,972	-	-	35,000
Net loss for the year	-	-	-	-	(131,136)	(131,136)

Balance, March 31, 2014	4,610,000	22,938	70,262	-	(559,455)	(466,255)
Shares issued for cash	480,000	480	119,520		-	120,000
Shares issued for services	375,000	375	80,875	-	-	81,250
Share-based payments	-	-	-	199,958	-	199,958
Net loss for the year	-	-	-	-	(176,760)	(176,760)
Balance, March 31, 2015	5,465,000	$23,793	$270,657	$199,958	$(736,215)	$(241,807)

See accompanying notes to financial statements.

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada company on August 15, 2006. Since inception, the Company had been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former stockholder to sell all intellectual property and assets associated with the previous business of the Company, pursuant to which the Company was released from certain liabilities amounting to $420,653 (Note 6).

Going forward, the Company plans to focus on acquiring ownership in late-stage exploration to development stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. During the fiscal year ended March 31, 2015, the Company entered into an Exploration and Option to Enter Joint Venture Agreement with a third party (Note 10).

The Company has incurred losses since inception and has an accumulated deficit of $736,215 (2014 - $559,455) as of March 31, 2015, with limited resources and no source of operating cash flows. As at March 31, 2015, the Company has a working capital deficiency of $241,807 (2014 - $468,315). As a result of the Agreement, the Company recognized a net income from discontinued operations of $418,593 (2014 - net loss of $35,000) and a net loss from continuing operations of $595,353 (2014 - $96,136) during the fiscal year ended March 31, 2015.

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

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classifications of the liabilities that may result from the inability of the Company to continue as a going concern.

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

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2015 and 2014

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

Transactions in currencies other than the US dollar are translated into US dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Expenses are translated at the average rates for the period, except amortization, which is translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net income/loss.

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

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(g)	Share-based payments

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

The Company has adopted Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities, which eliminates certain financial reporting requirements. As such, these financial statements no longer present inception-to-date information on the statements of operations, cash flows, and stockholders’ deficiency. In addition, these financial statements are no longer labeled as a “development stage entity”.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Presentation of Financial Statements-Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after March 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU amends ASC 360, Property, Plant and Equipment and expands the disclosures for discontinued operations, and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation and are classified as assets held for sale. These provisions are effective for annual and interim periods beginning after March 15, 2014. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

3.	Financial Instruments

The Company has designated its cash as held-for-trading; and accounts payable, accrued liabilities and stockholders’ loans as other financial liabilities.

(a)	Fair value

The fair values of the Company’s cash, accounts payable, accrued liabilities and stockholders’ loans approximate their carrying values due to the short-term maturity of these instruments.

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

3.	Financial Instruments (continued)

(b)	Credit risk

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2015, the Company had accounts payable of $148,922 (2014 - $453,355), which are due within 30 days or less. As at March 31, 2015, accrued liabilities consist of accrued accounting and legal fees of $12,000 (2014 - $10,000). The Company’s stockholders’ loans (Note 7) of $282,172 (2014 - $40,656) are due within one year and are 10 % interest-bearing. The extended loans are 11% interest bearing.

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

On January 9, 2015, the Company entered into a Consulting agreement for the issuance of 200,000 common shares at an estimated fair value of $0.10 per share for a total amount of $20,000 as a retainer for services. The agreement continues for two months and will continue from month to month thereafter unless terminated by either party.

On January 12, 2015, the Company entered into a Finance Term Fee agreement for the issuance of 100,000 common shares due upon financing term sheet or receipt of a minimum of $250,000. The agreement also calls for a reduction of monthly legal fees of $1,500 for 10,000 shares of common stock. No shares have been issued as at March 31, 2015. This agreement will continue from month to month thereafter unless terminated by either party.

On January 28, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $50,000 in cash.

On February 4, 2015, the Company entered into a subscription agreement for the issuance of 280,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $70,000 in cash.

On March 10, 2015, the Company entered into an accounts payable agreement, for the issuance of 150,000 common shares for a reduction of $30,000 in outstanding legal fees.

On June 5, 2015, the Company entered into a subscription agreement for the issuance of 1,000,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $250,000 in cash.

On June 17, 2015, the Company entered into a subscription agreement for the issuance of 800,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $200,000 in cash.

On July 7, 2015 the Company entered into a subscription agreement for the issuance of 368,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $92,000 in cash.

On July 8, 2015, the Company entered into a subscription agreement for the issuance of 655,600 shares of common stock at a purchase price of $0.25 per share for a total amount of $163,900 in cash.

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

5.	Stock Options

The stock options have been granted in conjunction with an Equity Incentive Plan (the “Plan”) for employees, directors and consultants, whereby a maximum aggregate number of common shares that may be issued under the Plan are 20,000,000 common shares. The term of the options is determined by the Board of Directors and cannot exceed 10 years. The exercise price of the stock options is determined by the Board of Directors, but shall not be less than the fair market value of the common stock on the date of grant. Stock options granted under the Plan vest over varying periods at the discretion of the Board of Directors.

During the fiscal year ended March 31, 2015, the Company granted 175,000 stock options to officers and directors of the Company with the following vesting terms: 1/3 on the date of grant, 1/3 six months from the date of grant, and 1/3 one year from the date of grant.

The following table summarizes information about the Company’s stock options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, March 31, 2014 and 2013	-	$-
Granted	175,000	$1.27
Balance, March 31, 2015	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		2015		2014
Expiry date	Exercise price	Options outstanding	Options exercisable	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	100,000	-	-
July 30, 2019	$1.38	25,000	16,667	-	-
		175,000	116,667	-	-

The weighted average remaining contractual life of the stock options outstanding at March 31, 2015 is 4.33 (2014 - Nil) years. As at March 31, 2015, unamortized share-based payment expense on the outstanding options is $8,850.

The fair value of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted-average assumptions and resulting in the following weighted-average fair values:

	2015	2014
Risk-free interest rate	1.77%	N/A
Expected dividend yield	0%	N/A
Expected share price volatility	178%	N/A
Expected option life in years	5.0	N/A
Fair value	$1.20	N/A

Companies are required to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, management applied the estimated forfeiture rate of Nil% (2014 – N/A) in determining the expense recorded in the accompanying statements of operations. Expected share price volatility is determined with reference to the Company’s historical daily share price volatility.

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

6.	Discontinued Operations

During the year ended March 31, 2013, the Company purchased a domain name for $2,060. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former stockholder to sell all intellectual property and assets associated with the previous business of the Company. In exchange for all assets and property related to the previous business, the Company was released from certain liabilities amounting to $420,653 previously recorded in accounts payable owing to the former stockholder or companies controlled by the individual.

The disposal of the net liabilities of the operations resulted in a gain of $418,593. The carrying amounts of the net obligations on the date of disposal were as follows:

Intangible asset	$2,060
Total assets disposed	2,060

Accounts payable	420,653
Total liabilities disposed	420,653

Gain on sale of discontinued operations	$418,593

All prior period statements of operations and cash flows presented in these financial statements have been reclassified to segregate the impact of discontinued operations.

Net loss from discontinued operations of $35,000 during the year ended March 31, 2014 pertains to consulting and development fees of $35,000, which is included in the accounts payable balance as at March 31, 2014 and subsequently disposed of as described above.

7.	Stockholders’ Loans

As at March 31, 2015, current officers and stockholders of the Company had loans outstanding amounting to $282,172 (2014 - $40,656). These loans are due on dates between July 31, 2015 and January 23, 2016, are unsecured, and bear interest at 10% and 11% per annum. The Company had accrued interest of $11,686 (2014 - $Nil).

8.	Related Party Transactions

(a) Details of additional related party transactions are as follows:

(i)	Effective October 1, 2014, the Company signed a consulting agreement with a company controlled by a director, pursuant to which the Company agreed to pay a monthly fee of $9,529 including overhead and rent. During the year ended March 31, 2015, the Company paid or accrued various expenses of $57,178 (2014 - $Nil) relating to this agreement. In addition, the Company accrued finance fees of $10,000 (2014 - $Nil) to this director.

(ii)	During the year ended March 31, 2015, the Company issued 125,000 stock options (2014 - Nil) to directors and officers with a total fair value of $142,502 (2014 - $Nil).

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

8.	Related Party Transactions (continued)

(b) Accounts payable as at March 31, 2015 includes the following:

(i)	$71,769 (2014 - $Nil) due to current officers and directors of the Company.

(ii)	$35 (2014 - $315,968) due to a company controlled by a former stockholder of the Company.

(iii)	$Nil (2014 - $7,851) due to a company controlled by a former stockholder of the Company for payment of legal services made on behalf of the Company.

(iv)	$Nil (2014 - $32,989) due to former directors of the Company for advances made to the Company.

(v)	$Nil (2014 - $70,000) due to a company controlled by a former stockholder of the Company for payment relating to web design and development expenses.

9.	Segmented Information

The Company operates primarily in one business segment being the identification and development of mining projects with substantially all of its assets and operations located in the United States (2014 – Canada).

10.	Exploration and Evaluation

On July 24, 2014, the Company entered into a non-binding letter of intent (“LOI”) agreement with a third party to negotiate and enter into a joint venture agreement for the development of a gold property known as Willow Creek, Alaska. On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Willow Creek project in Alaska. The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda USA Inc. by making certain expenditures over the next three years totaling US$10,000,000. The principal terms of the Exploration and Option to Enter Joint Venture Agreement provides that the Company can earn an initial 20% interest in the project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project.

On January 15, 2015, the Company paid $150,000 for a Lease Agreement between Miranda USA Inc. and a private company, and the amount was included in prepaid expenses and expensed over 12 months. In addition, the Company is committed to paying $150,000 every year on January 15. The purpose of this lease is to afford Miranda USA Inc. the opportunity to enter onto certain patents and State of Alaska mining claims located in the State of Alaska.

The exploration and evaluation costs for the year ended March 31, 2015 are associated with travel costs to Alaska, Coleman Lease, and helicopter services for surveying the site.

11.	Income Taxes

Deferred income taxes reflect the tax consequences for future years of differences between the tax basis of assets and liabilities and their financial carrying amounts.

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 35% (2014 - 35%) to income before income taxes as follows:

	March 31, 2015	March 31, 2014

Computed expected income tax benefit	$(138,000)	$(46,000)
Change in valuation allowance	138,000	46,000

Income tax provision	$-	$-

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2015 and 2014

(Expressed in US dollars)

11.	Income Taxes (continued)

The potential benefit of net operating loss carry-forwards has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of deferred income tax assets and the amount of the valuation allowance are as follows:

	March 31, 2015	March 31, 2014

Net operating losses carried forward	$334,000	$196,000
Valuation allowance	(334,000)	(196,000)

Net deferred income tax assets	$-	$-

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of the deferred income tax assets such that a full valuation allowance has been recorded. These factors include the Company’s current history of net losses and the expected near-term future losses. The operating losses amounting to $953,000 will expire between 2027 and 2035 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date

2007	$55,000	2027
2008	38,000	2028
2009	52,000	2029
2010	63,000	2030
2011	60,000	2031
2012	63,000	2032
2013	96,000	2033
2014	131,000	2034
2015	395,000	2035

	$953,000

For the years ended March 31, 2015 and 2014, the Company did not have any unrecognized tax benefits, and thus no interest and penalties relating to unrecognized tax benefits were recognized. The Company records interest and penalties on unrecognized tax benefits, if any, as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next twelve months.

The Company’s US federal income tax returns are open to examination by the Internal Revenue Service for the 2008, 2009, 2010, 2011, 2012, 2013 and 2014 taxation years.

12.	Subsequent Event

On June 5, 2015, the Company entered into a subscription agreement for the issuance of 1,000,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $250,000 in cash.

On June 17, 2015, the Company entered into a subscription agreement for the issuance of 800,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $200,000 in cash.

On July 7, 2015 the Company entered into a subscription agreement for the issuance of 368,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $92,000 in cash.

On July 8, 2015, the Company entered into a subscription agreement for the issuance of 655,600 shares of common stock at a purchase price of $0.25 per share for a total amount of $163,900 in cash.

The Company evaluates events that have occurred after the balance sheet date, but before the financial statements are issued.

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

1.	We do not have a majority of independent directors . We have no policy on fraud and no code of ethics at this time.

2.	All cash management is conducted solely by one officers, which may result in the misappropriation of funds.

3.	The lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.

4.	We are in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since
Ryan Hart	39	Chief Executive Officer, President and director	September 30, 2013
Daniel Kunz	63	Executive Chairman	September 30, 2013
Alexander Kunz	31	Chief Financial Officer and director	October 14, 2013
Roy Eiguren	63	Director	October 14, 2013
Steven McGrath	66	Director	October 14, 2013

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

Alexander Kunz – Chief Financial Officer and Director

Mr. Kunz is a licensed attorney with several years of experience in government regulation and regulatory law at Capital Law Group in Boise, Idaho. Prior to working with Daniel Kunz & Associates, Mr. Kunz served at the United States Treasury Alcohol and Tobacco Tax and Trade Bureau for one year during 2012 in Washington D.C. where he helped author several regulatory laws. He served as associate legal counsel to Kenai Resources Ltd, a gold exploration company with properties in Brazil, Oregon, Idaho and Venezuela where he worked with the Bureau of Land Management on land matters from 2004 to 2005. Mr. Kunz holds a BS in biology/chemistry and a Masters in Management Science as well as a Juris Doctorate from Creighton University. Mr. Kunz has the legal and technical skills and prior experience to assist us in due diligence and investigations for the sourcing and acquisition of mineral resource properties and opportunities.

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

Steven McGrath – Director

Mr. McGrath is a senior metallurgist with over 30 years experience as a hydrometallurgist and chemist. From 1997 to 2005 he worked as the chief research Chemist and Mettallurgist for Montec Research, Inc. (Resodyn Corp.) and has served as principal Investigator on projects for the National Science Foundation, Department of Energy,Department of Defense, Environmental Protection Agency and the National Oceanic and Atmospheric administration. From 1996 to 1997 he was a geochemist for Montana Bureau of Mines and Geology, and from 1993 to 1995 he was Research Hydrometallurgist for Metanetix, Inc. From 1990 to 1993 and from 2005 to 2013 he was Chief Chemist to the Montana Bureau of mines and Geology. Mr. McGrath recently retired from the Montana Bureau of Mines and Geology where he was involved in mineral analytical work and metallurgical studies of a significant number of projects in North America. He is a graduate of the University of Montana (B.A., 1974) and the Montana College of Mineral Science and Technology (B.S., 1980; M.S., 1983; and M.S., 1992).Mr. McGrath has the metallurgical experience, skills and background to act as an independent director providing direction regarding the identification and selection of mineral resource projects for the Company.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2015 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. As of the date of this report the company has entered into negotiations with several companies regarding the acquisition of mineral properties and rights. No specific acquisition has been finalized at this time, but as of the writing of this 10k efforts have been made to advance those efforts.

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

The following table sets forth the ownership, as of June 26, 2015, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 26, 2015, there were 7,265,002 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Daniel Kunz Executive Chairman	2,186,184	30.1%
Ryan Hart Chief Executive Officer, President and Director	314,124	4.3%
Alexander Kunz Chief Financial Officer and Director	150,000	2.1%
Roy Eiguren Independent Director	100,000	1.3%
Steven McGrath Independent Director	108,000	1.5%
All officers and directors as a group (five persons)	2,858,308	39.3%

(1)	Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)	Applicable percentage ownership is based on 7,265,002 shares of common stock outstanding as of June 26, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of June 26, 2015, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 26, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Change of Control

As of the date of this report, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at March 31, 2015, we were indebted $254,524 to Daniel Kunz and Daniel Kunz & Associates for advances made to us for the purpose of working capital. This loan has an interest of 10% per annum and is due January, 2016.

As at March 31, 2015, we were indebted $11,092 to Daniel Kunz and Daniel Kunz & Associates for advances made to us for the purpose of working capital. This loan has an interest of 11% per annum and is due December 31, 2015.

As at March 31, 2015, we were indebted $11,645 to Triumph Small Cap Fund, Inc, a company controlled by a shareholder for advances made to us for the purpose of working capital. This loan has an interest of 10% per annum and is due December 31, 2015.

As at March 31, 2015, we were indebted $4,911 to Ryan Hart for advances made to us for the purpose of working capital. This amount loan has an interest of 11% per annum and is due December 31, 2015.

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

	Year Ended March 31, 2015 ($)	Year Ended March 31, 2014 ($)
Audit fees	17,921	14,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	750	-
Total	18,671	14,500

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

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

Date: July 14, 2015	GOLD TORRENT, INC.

	By:	/s/ Ryan Hart
Ryan Hart
Chief Executive Officer, President and Director

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Ryan Hart	Chief Executive Officer, President and director	July 14, 2015
Ryan Hart	(Principal Executive Officer)

/s/ Alexander Kunz	Chief Financial Officer and director	July 14, 2015
Alexander Kunz	(Principal Financial and Accounting Officer)

/s/ Daniel Kunz	Executive Officer	July 14, 2015
Daniel Kunz

/s/ Roy Eiguren	Director	July 14, 2015
Roy Eiguren

/s/ Steven McGrath	Director	July 14, 2015
Steven McGrath

