Form 10-Q
period 2015-06-30
Gold Torrent, Inc.
filed 2015-08-17
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 23, 2015, the registrant’s outstanding common stock consisted of 8,288,602 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

The unaudited interim financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

June 30, 2015

3

GOLD TORRENT, INC.

 Interim Balance Sheets

(Unaudited - Expressed in US dollars)

	June 30, 2015	March 31, 2015
		(Audited)

Assets

Current
Cash	$266,025	$80,037
Prepaid and deposits	89,375	121,250

	$355,400	$201,287

Liabilities

Current
Accounts payable (Note 6)	$480,003	$148,922
Accrued liabilities (Note 3)	10,000	12,000
Stockholders’ loans (Note 7)	88,722	282,172

	578,725	443,094

Stockholders’ Deficiency

Common Stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
7,265,000 common shares, $0.001 par value	25,593	23,793
(March 31, 2015 - 5,465,000 common shares)
Additional Paid-in Capital	718,857	270,657
Contributed Surplus (Note 5)	199,958	199,958
Deficit	(1,167,733)	(736,215)

	(223,325)	(241,807)

	$355,400	$201,287

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Expenses
Accounting and legal	$14,500	$22,000
Bank charges and finance fees (Note 7)	6,575	817
Exploration and evaluation (Note 10)	352,495	-
Finder’s fees (Note 4)	-	31,250
Licenses and fees	41,161	2,258
Office	5,141	267
Travel and entertainment	11,646	-

Net Loss and Comprehensive Loss for the Period	$(431,518)	$(56,592)

Weighted average number of common shares outstanding	6,140,893	4,635,000
Basic and diluted loss per share	$(0.07)	$(0.01)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014

Cash Flow from Operating Activities
Net loss for the period	$(431,518)	$(56,592)
Items not involving cash:
Shares issued for services	-	31,250
Changes in non-cash working capital items:
Prepaid and deposits	31,875	-
Accounts payable and accrued liabilities	329,081	15,191

Cash Used in Operating Activities	(70,562)	(10,151)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	450,000	-
Loans received from stockholders	6,550	-
Repayment of stockholders’ loans	(200,000)	(14,500)

Cash Provided by (Used in) Financing Activities	256,550	(14,500)

Increase (Decrease) in Cash	185,988	(24,651)
Cash, Beginning of Period	80,037	35,696

Cash, End of Period	$266,025	$11,045

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Stockholders’ Deficiency

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Deficit	Total
Balance, March 31, 2014	4,610,000	$22,938	$70,262	$-	$(559,455)	$(466,255)
Shares issued for cash	480,000	480	119,520	-		120,000
Shares issued for services	375,000	375	80,875	-		81,250
Share-based payments	-	-	-	199,958	-	199,958
Net loss for the year	-	-	-	-	(176,760)	(176,760)
Balance, March 31, 2015	5,465,000	23,793	270,657	199,958	(736,215)	(241,807)

Shares issued for cash	1,800,000	1,800	448,200	-	-	450,000

Net loss for the period	-	-	-	-	(431,518)	(431,518)
Balance, June 30, 2015	7,265,000	$25,593	$718,857	$199,958	$(1,167,733)	$(223,325)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada company on August 15, 2006. Since inception, the Company has been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former shareholder to sell all intellectual property and assets associated with the previous business of the Company, pursuant to which the Company was released from certain liabilities amounting to $420,653.

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

The Company has incurred losses since inception and has an accumulated deficit of $1,167,733 (March 31, 2015 - $736,215) as of June 30, 2015, with limited resources and limited source of operating cash flows. As at June 30, 2015, the Company has a working capital deficiency of $223,325 (March 31, 2015 – $241,807).

The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short-term, raising additional capital through equity or debt financing either from its own resources or from third parties, and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these unaudited interim financial statements could be material. There is no assurance that management’s plan to seek additional capital will be realized, and these factors cast substantial doubt upon the use of the going concern assumption.

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

These unaudited interim financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim financial statements and notes included herein have been prepared on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements and notes for the year ended March 31, 2015, as filed in its Form 10-K.

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

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(b)	Use of estimates (continued)

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

Three Months Ended June 30, 2015 and 2014

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

The Company has adopted Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities, which eliminates certain financial reporting requirements. As such, these interim financial statements no longer present inception-to-date information on the statements of operations, cash flows, and stockholders’ deficiency. In addition, these interim financial statements are no longer labeled as a “development stage entity”.

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

Three Months Ended June 30, 2015 and 2014

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2015, the Company had accounts payable of $480,003 (March 31, 2015 - $148,922), which are due within 30 days or less. At June 30, 2015, the Company had accrued liabilities of $10,000 (March 31, 2015 - $12,000). The Company’s stockholders’ loans (Note 7) of $88,722 (March 31, 2015 - $282,172) are due within one year and are 10 % interest-bearing. The extended loans are 11% interest bearing.

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

On January 12, 2015, the Company entered into a Finance Term Fee agreement for the issuance of 100,000 common shares due upon financing term sheet or receipt of a minimum of $250,000. The agreement also calls for a reduction of monthly legal fees of $1,500 for 10,000 shares of common stock. No shares have been issued as at June 30, 2015. This agreement will continue from month to month thereafter unless terminated by either party.

On January 28, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $50,000 in cash.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in US dollars)

4.	Common Stock (continued)

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

The following table summarizes information about the Company’s share options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, March 31, 2014	-	$-
Granted	175,000	$1.27
Balance, March 31, 2015	175,000	$1.27
Granted	-	$-
Balance, June 30, 2015	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		June 30, 2015
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	100,000
July 30, 2019	$1.38	25,000	16,667
		175,000	116,667

The weighted average remaining contractual life of stock options outstanding at June 30, 2015 is 4.08 (March 31, 2015 – 4.33) years. As at June 30, 2015, unamortized share-based payment expense on the outstanding options is $8,850.

The fair value of all stock options granted are estimated using the Black-Scholes option pricing model with the following weighted-average assumptions and resulting in the following weighted-average fair values:

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in US dollars)

5.	Stock Options (continued)

March 31, 2015
Risk-free interest rate	1.77%
Expected dividend yield	0%
Expected share price volatility	178%
Expected option life in years	5
Fair value	$1.20

Companies are required to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, management applied the estimated forfeiture rate of Nil% in determining the expense recorded in the accompanying statement of operations. Expected share price volatility is determined with reference to the Company’s historical daily share price volatility.

6.	Accounts Payable

Accounts payable as at June 30, 2015 includes the following:

-	$394,524 due to a company controlled by an officer and stockholder of the Company;

-	$10,000 due to an officer and stockholder of the Company;

-	$73,000 due to a company, who is a stockholder of the Company for payment of legal services made on behalf of the Company; and

-	$2,479 due to unrelated parties.

7.	Stockholders’ Loans

As at June 30, 2015, current officers and stockholders of the Company had loans outstanding amounting to $88,722 (March 31, 2015 - $282,172). These loans are due on dates between July 31, 2015 and January 23, 2016, are unsecured, and are 10% and 11% interest-bearing. As at June 30, 2015, the Company had accrued interest of $6,550 (March 31, 2015 - $11,686).

8.	Related Party Transactions

(a) Details of additional related party transactions are as follows:

(i)	Effective October 1, 2014, the Company signed a consulting agreement with a company controlled by a director, pursuant to which the Company agreed to pay a monthly fee of $9,529 including overhead. During the three months ended June 30, 2015, the Company paid or accrued various expenses of $356,406 (2014 - $Nil) relating to this agreement. During the year ended March 31, 2015, the Company paid or accrued various expenses of $57,178 relating to this agreement. In addition, as at June 30, 2015, the Company accrued finance fees of $10,000 (March 31, 2015 - $10,000) to this director.

(ii)	During the year ended March 31, 2015, the Company issued 125,000 stock options to directors and officers with a total fair value of $142,502.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in US dollars)

9.	Segmented Information

The Company operates primarily in one business segment being the identification and development of mining projects with substantially all of its assets and operations located in the United States.

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

The exploration and evaluation costs for the period ended June 30, 2015 are associated with hourly fees of surveying consultants employed by a company controlled by a director as well as travel costs to Alaska.

11.	Subsequent Events

Subsequent to June 30, 2015, the Company entered into the following agreements:

On July 7, 2015, the Company entered into a subscription agreement for the issuance of 368,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $92,000 in cash.

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

Our unaudited interim financial statements for the three months ended June 30, 2015 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2015. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2015, as filed in our annual report on Form 10-K.

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

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $663,738 through private placements of our common stock.

Results of Operations

For the Three Months ended June 30, 2015

During the three months ended June 30, 2015, we recognized $nil income, compared to $nil during the same period in the prior year.

During the three month period ended June 30, 2015, we recognized a loss from continuing operations of $431,518, compared to a loss of $56,592 during the same period in the prior year.

Our net loss per share for the three months ended June 30, 2015 was $0.07. Our net loss per share for the three months ended June 30, 2014 was $0.01,

During the three months ended June 30, 2015, we incurred total expenses of $431,518, compared to total expenses of $56,592 during the same period in the prior year.

Our total expenses during the three months ended June 30, 2015 consisted of $14,500 in accounting and legal fees, $352,495 in development exploration costs, $41,161 in licenses and fees, $6,575 in bank charges and finance fees, $11,646 in travel costs, and $5,141 in office expenses. For the same period ended June 30, 2014, we incurred expenses of $22,000 in accounting and legal fees, $2,258 in licenses and fees, $817 in bank charges, $267 in office expenses and $31,250 in finder fees. Our total expenses are significantly higher. The variation in expenses is mainly due to the lower accounting and legal fees, increased licenses and travel costs, and higher development exploration fees consisting mainly of surveying expenses and consultations related to the Willow Creek property.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of June 30, 2015, we had $355,400 in cash and prepaid, $578,725 in total liabilities and a working capital deficit of $223,325. As of June 30, 2015, we had an accumulated deficit of $1,167,733. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and advances from shareholders and former related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the Three months ended June 30, 2015, we used $70,562 in cash on continuing operating activities, and received net $256,550 from cash provided by financing activities and gained cash of $185,988. During the same period in fiscal 2014 we used $10,151 in cash on continuing operating activities, and paid back $14,500 in loans and decreased cash of $24,651.

During the Three months ended June 30, 2015, we made payments of approximately $200,000 on the outstanding stockholders’ loan balance and received an additional $450,000 in proceeds from issuance of common stock, compared to payments $14,500 in cash during the same period in fiscal 2014. These loans are due on dates between July 31, 2015 and January 23, 2016, are unsecured, and are 10% and 11% interest-bearing. For the period ending June 30, 2015 the Company has accrued interest of $6,550 (March 31, 2015 - $11,686l).

During the Three months ended June 30, 2015, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $23,520 compared to approximately $3,383 during the same period in fiscal 2014. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $266,025 as of June 30, 2015 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $578,725. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on loans from shareholders to proceed with our plan of operations. Subsequent to June 30, 2015, we received proceeds from issuance of common stock of $255,900.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from former related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the three and Three months ended June 30, 2015 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

To provide incentive towards the development of the goals, an Equity Incentive Plan for employees, executives, directors and consultants awards 220,000 shares when certain performance goals have been achieved. One third will be triggered upon closing of corporate financing, one third upon commencement of construction of the mine and one third upon commencement of construction of the mill. Additional options have been granted in conjunction with the Equity Incentive Plan for employees, directors and consultants. During the period ended June 30, 2015, the Company granted 175,000 options.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 17, 2015	GOLD TORRENT, INC.

	By:	/s/ Dan Kunz
Dan Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

