Form 10-Q
period 2015-09-30
Gold Torrent, Inc.
filed 2015-11-16
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 13, 2015, the registrant’s outstanding common stock consisted of 8,288,602 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

The unaudited interim financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

September 30, 2015 and 2014

3

GOLD TORRENT, INC.

 Interim Balance Sheets

(Unaudited - Expressed in US dollars)

	September 30, 2015	March 31, 2015
		(Audited)
Assets

Current
Cash	$202,963	$80,037
Prepaid and deposits	50,000	121,250
	$252,963	$201,287

Liabilities

Current
Accounts payable (Note 6)	$269,754	$148,922
Accrued liabilities (Note 3)	121,250	12,000
Stockholders’ loans (Note 7)	89,150	282,172

	480,154	443,094

Stockholders’ Deficiency

Common Stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
8,288,602 common shares, $0.001 par value	26,617	23,793
(March 31, 2015 – 5,465,000 common shares)
Additional Paid-in Capital	973,733	270,657
Contributed Surplus (Note 5)	208,808	199,958
Deficit	(1,436,349)	(736,215)

	(227,191)	(241,807)

	$252,963	$201,287

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Six Months Ended September 30, 2015	For the Six Months Ended September 30, 2014

Expenses
Accounting and legal	$28,000	$27,921	$42,500	$49,921
Advertising and promotions	3,744	-	3,744	-
Bank charges and finance fees (Note 7)	2,578	1,885	9,153	2,703
Executive compensation	121,250	-	121,250	-
Exploration and evaluation (Note 10)	53,609	25,235	406,104	25,235
Finder’s fees (Note 4)	-	-	-	31,250
Licenses and fees	43,854	3,471	85,015	5,729
Office	5,467	934	10,607	1,201
Share-based payments (Note 5)	8,850	106,288	8,850	106,288
Travel and Entertainment	1,265	-	12,911	-

Net Loss and Comprehensive Loss for the Period	$(268,617)	$(165,734)	$(700,134)	$(222,327)

Weighted average number of common shares outstanding	8,193,618	4,635,000	8,193,618	4,620,548
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.09)	$(0.05)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Six Months Ended September 30, 2015	For the Six Months Ended September 30, 2014

Cash Flow from Operating Activities
Net loss for the period	$(700,134)	$(222,327)
Items not involving cash:
Accrued interest	8,803	-
Shares issued for services	-	31,250
Share-based payments	8,850	106,288
Changes in non-cash working capital items:
Prepaid and deposits	71,250	(6,250)
Accounts payable and accrued liabilities	230,082	27,573

Cash Used in Operating Activities	(381,149)	(63,466)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	705,900	-
Loans received from stockholders (Note 6)	-	80,000
Repayment of stockholders’ loans (Note 6)	(201,825)	(12,690)

Cash Provided by Financing Activities	504,075	67,310

Increase in Cash	122,926	3,844
Cash, Beginning of Period	80,037	35,696

Cash, End of Period	$202,963	$39,540

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Stockholders’ Deficiency

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Deficit	Total
Balance, March 31, 2014	4,610,000	$22,938	$70,262	$-	$(559,455)	$(466,255)

Shares issued for cash	480,000	480	119,520	-	-	120,000

Shares issued for services	375,000	375	80,875	-	-	81,250

Share-based payments	-	-	-	199,958	-	199,958

Net loss for the year	-	-	-	-	(176,760)	(176,760)
Balance, March 31, 2015	5,465,000	23,793	270,657	199,958	(736,215)	(241,807)

Shares issued for cash	2,823,600	2,824	703,076	-	-	705,900

Share-based payments	-	-	-	8,850	-	8,850

Net loss for the period	-	-	-	-	(700,134)	(700,134)
Balance, September 30, 2015	8,288,600	$26,617	$973,733	$208,808	$(1,436,349)	$(227,191)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2015 and 2014

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

The Company has incurred losses since inception and has an accumulated deficit of $1,436,349 (March 31, 2015 - $736,215) as of September 30, 2015, with limited resources and limited source of operating cash flows. As at September 30, 2015, the Company has a working capital deficiency of $227,191 (March 31, 2015 – $241,807).

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

Six Months Ended September 30, 2015 and 2014

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

Six Months Ended September 30, 2015 and 2014

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

Six Months Ended September 30, 2015 and 2014

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At September 30, 2015, the Company had accounts payable of $269,754 (March 31, 2015 - $148,922), which are due within 30 days or less. At September 30, 2015, the Company had accrued liabilities of $121,250 (March 31, 2015 - $12,000). The Company’s stockholders’ loans (Note 7) of $89,150 (March 31, 2015 - $282,172) are due within one year and are 10 % interest-bearing. The extended loans are 11% interest bearing.

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

On January 12, 2015, the Company entered into a Finance Term Fee agreement for the issuance of 100,000 common shares due upon financing term sheet or receipt of a minimum of $250,000. The agreement also calls for a reduction of monthly legal fees of $1,500 for 10,000 shares of common stock. No shares have been issued as at September 30, 2015. This agreement will continue from month to month thereafter unless terminated by either party.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2015 and 2014

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

On July 17, 2015, the Company entered into subscription agreements for the issuance of 1,023,600 shares of common stock at a purchase price of $0.25 per share for a total amount of $255,900 in cash.

5.	Stock Options

The stock options have been granted in conjunction with an Equity Incentive Plan (the “Plan”) for employees, directors and consultants, whereby a maximum aggregate number of common shares that may be issued under the Plan are 20,000,000 common shares. The term of the options is determined by the Board of Directors and cannot exceed 10 years. The exercise price of the stock options is determined by the Board of Directors, but shall not be less than the fair market value of the common stock on the date of grant. Stock options granted under the Plan vest over varying periods at the discretion of the Board of Directors. During the period ended September 30, 2015, the Company granted no options, and plans to terminate the stock option plan and replace it with a new one upon closing of expected financing.

During the fiscal year ended March 31, 2015, the Company granted 175,000 options to officers and directors of the Company with the following vesting terms: 1/3 on date of grant, 1/3 six months from date of grant, and 1/3 one year from date of grant.

The following table summarizes information about the Company’s share options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, March 31, 2014	-	$-
Granted	175,000	$1.27
Balance, March 31, 2015	175,000	$1.27
Granted	-	$-
Balance, September 30, 2015	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		September 30, 2015
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	100,000
July 30, 2019	$1.38	25,000	16,667
		175,000	116,667

The weighted average remaining contractual life of stock options outstanding at September 30, 2015 is 3.83 (March 31, 2015 – 4.33) years. As at September 30, 2015, unamortized share-based payment expense on the outstanding options is $Nil.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2015 and 2014

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

6.	Accounts Payable

Accounts payable as at September 30, 2015 includes the following:

●	$138,624 due to a company controlled by an officer and stockholder of the Company;

●	$10,000 due to an officer and stockholder of the Company;

●	$84,250 due to a company, who is a stockholder of the Company for payment of legal services made on behalf of the Company

●	$13,895 due to a Company for payment of auditing services made on behalf of the Company; and

●	$22,985 due to unrelated parties.

7.	Stockholders’ Loans

As at September 30, 2015, current officers and stockholders of the Company had loans outstanding amounting to $89,150 (March 31, 2015 - $282,172). These loans are due on dates between October 31, 2015 and January 23, 2016, are unsecured, and are 10% and 11% interest-bearing. As at September 30, 2015, the Company had accrued interest of $8,803 (March 31, 2015 - $11,686).

8.	Related Party Transactions

(a) Details of additional related party transactions are as follows:

(i)	Effective October 1, 2014, the Company signed a consulting agreement with a company controlled by a director, pursuant to which the Company agreed to pay a monthly fee of $9,529 including overhead. During the six months ended September 30, 2015, the Company paid or accrued various expenses of $384,995 (2014 - $Nil) relating to this agreement. During the year ended March 31, 2015, the Company paid or accrued various expenses of $57,178 relating to this agreement. In addition, as at September 30, 2015, the Company accrued finance fees of $10,000 (March 31, 2015 - $10,000) to this director.

(ii)	During the year ended March 31, 2015, the Company issued 125,000 stock options to directors and officers with a total fair value of $142,502. During the period ended September 30, 2015, a further fair value of $6,640 vested into share-based payment expense.

(iii)	During the period ended September 30, 2015, the Company signed employment agreements with three directors and officers. A total of $111,250 was accrued in the period as a result of these contracts.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2015 and 2014

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

The exploration and evaluation costs for the period ended September 30, 2015 are associated with hourly fees of surveying consultants employed by a company controlled by a director as well as travel costs to Alaska.

11.	Subsequent Event

Subsequent to September 30, 2015, the Company entered into the following agreements:

On October 16, 2015, the Company entered into a subscription agreement for the issuance of 1,200,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $300,000 in cash.

On October 27, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $50,000 in cash.

On October 28, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $50,000 in cash.

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

Our unaudited interim financial statements for the three and six months ended September 30, 2015 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2015. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2015, as filed in our annual report on Form 10-K.

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

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. During the six months ended September 30, 2015, to finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $705,900 through private placements of our common stock.

Results of Operations

For the Three Months ended September 30, 2015

During the three months ended September 30, 2015, we incurred a net loss of $268,617, compared to a net loss of $165,734 during the same period in the prior year.

Our net loss per share for the three months ended September 30, 2015 was $0.03. Our net loss per share for the three months ended September 30, 2014 was $0.04.

During the three months ended September 30, 2015, we incurred total expenses of $268,617, compared to total expenses of $165,734 during the same period in the prior year.

Our total expenses during the three months ended September 30, 2015 consisted of $28,000 in accounting and legal fees, $53,609 in exploration and evaluation costs, $43,854 in licenses and fees, $3,744 in advertising and promotion, $121,250 in executive compensation, $2,578 in bank charges and finance fees, $5,467 in office expenses, $8,850 in share-based payments, and $1,265 in travel and entertainment. For the same period in fiscal 2014, $27,921 in accounting and legal fees, $25,235 in exploration and evaluation costs, $3,471 in licenses and fees, $1,885 in bank charges and finance fees, $934 in office expenses, and $106,288 in share-based payments. Our total expenses are higher mainly due to the higher exploration and evaluation costs, executive compensation, and license fees, consisting mainly of surveying expenses and consultations related to the Willow Creek property in the current year.

For the Six Months ended September 30, 2015

During the six months ended September 30, 2015, we incurred a net loss of $700,134, compared to a net loss of $222,327 during the same period in the prior year.

Our net loss per share for the six months ended September 30, 2015 was $0.09. Our net loss per share for the six months ended September 30, 2014 was $0.05.

During the six months ended September 30, 2015, we incurred total expenses of $700,134, compared to total expenses of $222,327 during the same period in the prior year.

Our total expenses during the six months ended September 30, 2015 consisted of $42,500 in accounting and legal fees, $406,104 in exploration and evaluation costs, $85,015 in licenses and fees, $3,744 in advertising and promotion, $121,250 in executive compensation, $9,153 in bank charges and finance fees, $10,607 in office expenses, $8,850 in share-based payments, and $12,911 in travel and entertainment. For the same period in fiscal 2014, we incurred expenses of $49,921 in accounting and legal fees, $25,235 in development exploration cost, $5,729 in licenses and fees, $31,250 in finders’ fees, $2,703 in bank charges and finance fees, $1,201 in office expenses, and $106,288 in shares-based payments.. Our total expenses are significantly higher. The variation in expenses is mainly due to the higher exploration and evaluation costs, executive compensation, and license fees in the current year, while we did not incur finder’s fees and share-based payments for stock options granted during the previous period.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of September 30, 2015, we had $202,963 in cash, $480,154 in total liabilities and a working capital deficit of $227,191. As of September 30, 2015, we had an accumulated deficit of $1,436,349. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and advances from shareholders and former related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2015, we used $381,149 in cash on operating activities, compared to cash used of $63,466 on operating activities during the same period in fiscal 2014. Our increase in cash spending on operating activities between the two periods was primarily due to making cash payments for operating costs as described above.

During the six months ended September 30, 2015 and 2014, we did not engage in any investing activities.

During the six months ended September 30, 2015, the Company received an additional $705,900 in proceeds from issuance of common stock, compared to $nil during the same period in fiscal 2014. We made payments of $201,825 on the outstanding stockholders’ loan balance compared to receiving $80,000 in cash loan during the same period in fiscal 2014. These loans are due on dates between October 31, 2015 and January 23, 2016, are unsecured, and are 10% and 11% interest-bearing. For the period ending June 30, 2015 the Company has accrued interest of $8,803 (March 31, 2015 - $11,686).

During the six months ended September 30, 2015, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $63,525 compared to approximately $7,052 during the same period in fiscal 2014. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $202,963 as of September 30, 2015 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $368,904. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on loans from shareholders to proceed with our plan of operations. Subsequent to September 30, 2015, we received proceeds from issuance of common stock of $400,000.

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

Future Financing

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from former related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the three and six months ended September 30, 2015 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

To provide incentive towards the development of the goals, an Equity Incentive Plan for employees, executives, directors and consultants awards 220,000 shares when certain performance goals have been achieved. One third will be triggered upon closing of corporate financing, one third upon commencement of construction of the mine and one third upon commencement of construction of the mill. Additional options have been granted in conjunction with the Equity Incentive Plan for employees, directors and consultants. During the period ended September 30, 2015, the Company granted no options, and plans to terminate the stock option plan and replace it with a new one upon closing of financing.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The above issuances of these securities were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

Date: November 16, 2015	GOLD TORRENT, INC.

	By:	/s/ Dan Kunz
Dan Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

