Form 10-Q
period 2015-12-31
Gold Torrent, Inc.
filed 2016-02-16
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-53872

GOLD TORRENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	06-1791524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960 Broadway Avenue

Suite 530530

Boise, Idaho 8370683706

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

As of February 12, 2016, the registrant’s outstanding common stock consisted of 10,088,602 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

Interim Balance Sheets

(Unaudited - Expressed in US dollars)

	December 31, 2015	March 31, 2015
		(Audited)
Assets

Current
Cash	$390,621	$80,037
Prepaid and deposits	37,822	121,250
	$428,443	$201,287

Liabilities

Current
Accounts payable (Note 6)	$198,276	$148,922
Accrued liabilities (Note 3)	167,500	12,000
Stockholders’ loans (Note 7)	91,454	282,172

	457,230	443,094

Stockholders’ Deficiency

Common Stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
10,088,602 common shares, $0.001 par value	28,417	23,793
(March 31, 2015 – 5,465,000 common shares)
Additional Paid-in Capital	1,421,933	270,657
Contributed Surplus (Note 5)	208,808	199,958
Deficit	(1,687,945)	(736,215)

	(28,787)	(241,807)

	$428,443	$201,287

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014	For the Nine Months Ended December 31, 2015	For the Nine Months Ended December 31, 2014

Expenses
Accounting and legal	$15,959	$22,750	$58,459	$72,671
Advertising and promotions	-	-	3,744	-
Bank charges and finance fees (Note 7)	2,508	2,745	11,661	5,448
Executive compensation	121,250	-	242,500	-
Exploration and evaluation (Note 10)	56,977	36,914	463,080	62,149
Finder’s fees (Note 4)	-	-	-	31,250
Licenses and fees	42,595	4,242	127,610	9,972
Office	4,712	459	15,320	1,660
Share-based payments (Note 5)	-	53,970	8,850	160,258
Travel and Entertainment	7,595	-	20,506	-

Loss from Continuing Operations	(251,596)	(121,080)	(951,730)	(343,408)
Gain on sale of discontinued operations	-	418,443	-	418,443
Net (Loss) Income and Comprehensive (Loss) Income for the Period	$(251,596)	$297,363	$(951,730)	$75,035

Weighted average number of common shares outstanding	10,088,602	4,635,000	10,088,602	4,635,000
Basic and diluted loss per share - continuing operations	$(0.02)	$(0.03)	$(0.09)	$(0.07)
Basic and diluted earnings per share - discontinued operations	$-	$0.09	$-	$0.09
Basic and diluted (loss) earnings per share	$(0.02)	$0.06	$(0.09)	$0.02

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Nine Months Ended December 31, 2015	For the Nine Months Ended December 31, 2014

Cash Flow from Operating Activities
Net loss for the period	$(951,730)	$(343,408)
Items not involving cash:
Accrued interest	11,108	-
Shares issued for services	-	31,250
Share-based payments	8,850	160,258
Finance fees	-	5,224
Changes in non-cash working capital items:
Prepaid and deposits	83,428	(4,375)
Accounts payable and accrued liabilities	204,853	49,667

Cash Used in Operating Activities	(643,491)	(101,384)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	1,155,900	-
Loans received from stockholders (Note 6)	-	80,000
Repayment of stockholders’ loans (Note 6)	(201,825)	(15,170)

Cash Provided by Financing Activities	954,075	64,830

Increase (Decrease) in Cash	310,584	(36,554)
Cash, Beginning of Period	80,037	35,696

Cash (Bank indebtedness), End of Period	$390,621	$(858)

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Stockholders’ Deficiency

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Deficit	Total
Balance, March 31, 2014	4,610,000	$22,938	$70,262	$-	$(559,455)	$(466,255)
Shares issued for cash	480,000	480	119,520	-	-	120,000
Shares issued for services	375,000	375	80,875	-	-	81,250
Share-based payments	-	-	-	199,958	-	199,958
Net loss for the year	-	-	-	-	(176,760)	(176,760)
Balance, March 31, 2015	5,465,000	23,793	270,657	199,958	(736,215)	(241,807)
Shares issued for cash	4,623,600	4,624	1,151,276	-	-	1,155,900
Share-based payments	-	-	-	8,850	-	8,850
Net loss for the period	-	-	-	-	(951,730)	(951,730)
Balance, December 31, 2015	10,088,600	$28,417	$1,421,933	$208,808	$(1,687,945)	$(28,787)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2015 and 2014

(Unaudited - Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada corporation on August 15, 2006. Since inception, the Company has been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former shareholder to sell all intellectual property and assets associated with the previous business of the Company, pursuant to which the Company was released from certain liabilities amounting to $420,653.

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

The Company has incurred losses since inception and has an accumulated deficit of $1,687,945 (March 31, 2015 - $736,215) as of December 31, 2015, with limited resources and limited source of operating cash flows. As at December 31, 2015, the Company has a working capital deficiency of $28,787 (March 31, 2015 – $241,807).

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

Nine Months Ended December 31, 2015 and 2014

(Unaudited - Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(c)	Basic and diluted earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share assume the exercise of common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be anti-dilutive.

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

Nine Months Ended December 31, 2015 and 2014

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

At each balance sheet date, the amount recognized as an expense is adjusted to reflect the actual number of stock options expected to vest. On the exercise of stock options, common stock is recorded for the consideration received and for the fair value amounts previously recorded to contributed surplus. The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payments.

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

Nine Months Ended December 31, 2015 and 2014

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2015, the Company had accounts payable of $198,276 (March 31, 2015 - $148,922), which are due within 30 days or less. At December 31, 2015, the Company had accrued liabilities of $167,500 (March 31, 2015 - $12,000). The Company’s stockholders’ loans (Note 7) of $91,454 (March 31, 2015 - $282,172) are due within one year and are 10 % interest-bearing. The extended loans are 11% interest bearing.

4.	Common Stock

On February 26, 2014, the Company entered into subscription agreements for the issuance of 28,000 shares of common stock at a purchase price of $1.25 per share for a total amount of $35,000 in cash.

On April 22, 2014, the Company entered into a Finder’s Fee agreement for the issuance of 25,000 common shares at an estimated fair value of $1.25 per share for a total amount of $31,250 as a retainer for services. The agreement has an initial term of one year, which continues from year to year thereafter unless terminated by either party.

On January 9, 2015, the Company entered into a Consulting agreement for the issuance of 200,000 shares of common stock at an estimated fair value of $0.10 per share for a total amount of $20,000 as a retainer for services. The agreement has an initial term of two months and continues from month to month thereafter unless terminated by either party.

On January 12, 2015, the Company entered into a Finance Term Fee agreement for the issuance of 100,000 shares of common stock due upon receipt of a binding term sheet for financing or receipt of a minimum of $250,000. The agreement also calls for a reduction of monthly legal fees of $1,500 for 10,000 shares of common stock. No shares have been issued as at December 31, 2015. This agreement will continue from month to month thereafter unless terminated by either party.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2015 and 2014

(Unaudited - Expressed in US dollars)

4.	Common Stock (continued)

On January 28, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $50,000 in cash.

On February 4, 2015, the Company entered into a subscription agreement for the issuance of 280,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $70,000 in cash.

On March 10, 2015, the Company entered into an accounts payable agreement, for the issuance of 150,000 shares of common stock for a reduction of $30,000 in outstanding legal fees.

On June 5, 2015, the Company entered into a subscription agreement for the issuance of 1,000,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $250,000 in cash.

On June 17, 2015, the Company entered into a subscription agreement for the issuance of 800,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $200,000 in cash.

On July 17, 2015, the Company entered into subscription agreements for the issuance of 1,023,600 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $255,900 in cash.

On October 16, 2015, the Company entered into a subscription agreement for the issuance of 1,200,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $300,000 in cash.

On October 27, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $50,000 in cash.

On October 28, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $50,000 in cash.

On December 1, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $50,000 in cash.

5.	Stock Options

The Company has granted stock options in conjunction with an Equity Incentive Plan (the “Plan”) for employees, directors and consultants, pursuant to which a maximum of 20,000,000 shares of common stock may be issued. The term of the options is determined by the Board of Directors and cannot exceed 10 years. The exercise price of the stock options is determined by the Board of Directors, but shall not be less than the fair market value of the common stock on the date of grant. Stock options granted under the Plan vest over varying periods at the discretion of the Board of Directors. During the period ended December 31, 2015, the Company granted no options, and plans to terminate the stock option plan and replace it with a new one upon closing of expected financing.

During the fiscal year ended March 31, 2015, the Company granted 175,000 options to officers and directors of the Company with the following vesting terms: 1/3 on date of grant, 1/3nine months from date of grant, and 1/3 one year from date of grant.

The following table summarizes information about the Company’s share options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, March 31, 2014	-	$-
Granted	175,000	$1.27
Balance, March 31, 2015	175,000	$1.27
Granted	-	$-
Balance, December 31, 2015	175,000	$1.27

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2015 and 2014

(Unaudited - Expressed in US dollars)

5.	Stock Options (continued)

The Company’s stock options are outstanding and exercisable as follows:

		December 31, 2015
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	100,000
July 30, 2019	$1.38	25,000	16,667
		175,000	116,667

The weighted average remaining contractual life of stock options outstanding at December 31, 2015 is 3.58 (March 31, 2015 – 4.33) years. As at December 31, 2015, unamortized share-based payment expense on the outstanding options is $Nil.

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

6.	Accounts Payable

Accounts payable as at December 31, 2015 includes the following:

●	$138,624 due to a company controlled by an officer and stockholder of the Company;

●	$10,000 due to an officer and stockholder of the Company;

●	$44,750 due to a company, which is a stockholder of the Company for payment of legal services made on behalf of the Company; and

●	$4,902 due to unrelated parties.

7.	Stockholders’ Loans

As at December 31, 2015, current officers and stockholders of the Company had loans outstanding amounting to $91,454 (March 31, 2015 - $282,172). These loans are due on dates between October 31, 2015 and January 23, 2016, are unsecured, and are 10% and 11% interest-bearing. As at December 31, 2015, the Company had accrued interest of $11,108 (March 31, 2015 - $11,686).

8.	Related Party Transactions

(a) Details of additional related party transactions are as follows:

(i)	Effective October 1, 2014, the Company signed a technical services and administration consulting agreement with a company controlled by a director, pursuant to which the Company agreed to pay a monthly fee of $9,529 including overhead and rent. During the nine months ended December 31, 2015, the Company paid or accrued various expenses of $413,583 (2014 - $28,589) relating to this agreement. During the year ended March 31, 2015, the Company paid or accrued various expenses of $57,178 relating to this agreement. In addition, as at December 31, 2015, the Company accrued finance fees of $10,000 (March 31, 2015 - $10,000) to this director.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2015 and 2014

(Unaudited - Expressed in US dollars)

8.	Related Party Transactions (continued)

(ii)	During the year ended March 31, 2015, the Company issued 125,000 stock options to directors and officers with a total fair value of $142,502. During the nine months ended December 31, 2015, a further fair value of $8,850 vested into share-based payment expense.

(iii)	During the nine months ended December 31, 2015, the Company signed employment agreements with three directors and officers. A total of $242,500 was accrued in the period as a result of these contracts.

9.	Segmented Information

The Company operates primarily in one business segment being the identification and development of mining projects with substantially all of its assets and operations located in the United States.

10.	Exploration and Evaluation

On July 24, 2014, the Company entered into a non-binding letter of intent with a third party to negotiate and enter into a joint venture agreement for the development of a gold property known as Willow Creek, Alaska. On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Willow Creek project in Alaska.

The Exploration and Option Agreement provides the Company with the right to earn up to a 70% interest in a joint venture with Miranda USA Inc. by making certain expenditures over the next three years totaling US$10,000,000. The principal terms of the Exploration and Option to Enter Joint Venture Agreement provides that the Company can earn an initial permanent 20% interest in the project by incurring an initial work commitment of $1,070,000 before May 5, 20166 in costs related to exploration and development of the project.

On January 15, 2015, the Company paid $150,000 for a Lease Agreement between Miranda USA Inc. and a private company, and the amount was included in prepaid expenses and expensed over 12 months. In addition, the Company is committed to paying $150,000 every year on January 15. The purpose of this lease is to afford Miranda USA Inc. the opportunity to enter onto and produce minerals from certain patented and State of Alaska mining claims located in the State of Alaska. This lease is to be vended by Miranda to the joint venture upon the Company earning its initial 20% interest.

As of December 31, 2015, $741,924 was expended toward the Company’s initial 20% interest in the Willow Creek project for engineering and technical services related to: research and development of a project permitting plan; support of the technical and geological assessment of the project; mine planning and engineering for the Coleman and Lucky Shot areas of the project; Coleman area access studies; preparation of a project preliminary economic assessment; a proprietary gravity-only gold recovery processing plant preliminary design and report; and, the preparation of an updated independent draft mineral resource report on the Willow Creek project.

The exploration and evaluation costs for the period ended December 31, 2015 are associated with hourly fees of geological, metallurgical and mining engineering consultants employed by a company controlled by a director, and third party geological computer modeling services.,

11.	Subsequent Event

Subsequent to December 31, 2015, the Company paid an annual rental fee of $150,000 under the terms of a Lease Agreement between Miranda USA Inc. and a private company on January 6, 2016.

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

Going forward, we plan to focus on acquiring ownership in late-stage exploration to development-stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America but may pursue other profitable business opportunities that are available to us. Our main focus will be on identifying solid resources, and then utilize funding to bring a distressed asset into production, while either securing equity ownership or rights of title in the form of royalties. We are targeting pre-production resource projects that are well understood and show strong financial projections and low capital intensity, where we can apply capital to take the projects into production within 12-36 months.

On July 28, 2014, the Company entered into a non-binding Letter of Intent with a third party to negotiate and enter into a Joint Venture Agreement for the development of the gold property known as Willow Creek, Alaska. Accordingly, the Company undertook a due diligence investigation into the project, which was completed on September 26, 2014. On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Willow Creek project in Alaska (“Exploration and Option Agreement”) with Miranda U.S.A., Inc. (“Miranda”). The Exploration and Option Agreement provides the Company with the right to earn up to a 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The principal terms of the Exploration and Option Agreement provide that the Company can earn an initial permanent 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015 Miranda granted the Company a six-month extension to the dates related to the earn-in. Therefore the Company can earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project. The Company shall be the manager of the initial joint venture. The management committee during the initial earn–in period shall be comprised of one nominee from the Company and one nominee from Miranda

Upon completion of the initial work commitment, the Company can then either terminate the agreement or exercise an option to enter into a limited liability company (“JV”) with Miranda under the following terms:

●	Miranda will assign the underlying twenty-year lease that includes 8700 acres of patented mining claims and State Claims on the Willow Creek project to the JV and Miranda will retain a 30% participating interest in the JV;

●	The Company will solely fund the next US$8.93 million of expenditures on the JV to earn a 70% interest in the JV in two stages over the next two years; and

●	The Company shall be entitled to 90% of the cash flow from production at the Willow Creek project until it recovers its US$10 million initial capital investment, and 80% of the cash flow from production thereafter until it recovers any of its initial investment that exceeds $10 million, and thereafter shall be entitled to 70% of project cash flows. Miranda shall be entitled to 10%, 20% and 30%, respectively, of the Willow Creek cash flow.

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

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. During the nine months ended December 31, 2015, to finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $1,450,350 through private placements of our common stock.

Results of Operations

For the Three Months ended December 31, 2015

During the three months ended December 31, 2015, we incurred a net loss of $251,596, compared to a net loss of $297,363 during the same period in the prior year.

Our net loss per share for the three months ended December 31, 2015 was $0.02. Our net loss per share for the three months ended December 31, 2014 was $0.03

During the three months ended December 31, 2015, we incurred total expenses of $251,596, compared to total expenses of $121,080121,080 during the same period in the prior year.

Our total expenses during the three months ended December 31, 2015 consisted of $15,959 in accounting and legal fees, $56,977 in development joint venture earn-in costs, $42,595 in licenses and fees, $nil in advertising and promotion, $121,250 in executive compensation, $2,508 in bank charges and finance fees, $4,712 in office expenses, $nil in share-based payments, and $7,595 in travel and entertainment. For the same period in fiscal 2014, we incurred $22,750 in accounting and legal fees, $36,914 in exploration and evaluation costs, $4,242 in licenses and fees, $2,745 in bank charges and finance fees, $459 in office expenses, and $53,970 in share-based payments. Our total expenses are higher mainly due to the higher development and joint venture earn-in costs, executive compensation, and license fees, consisting mainly of surveying expenses and consultations related to the Willow Creek property in the current year.

For the Nine Months ended December 31, 2015

During the nine months ended December 31, 2015, we incurred a net loss of $951,730, compared to net income of $75,035 during the same period in the prior year. The net income was due to the gain on sale of discontinued operations of $418,443.

Our net loss per share for the nine months ended December 31, 2015 was $0.09. Our net income per share for the nine months ended December 31, 2014 was $0.02.

During the nine months ended December 31, 2015, we incurred total expenses of $951,730, compared to total expenses of $343,408 during the same period in the prior year.

Our total expenses during the nine months ended December 31, 2015 consisted of $58,459 in accounting and legal fees, $463,080 in development and joint venture earn-in costs, $127,610 in licenses and fees, $3,744 in advertising and promotion, $242,500 in executive compensation, $11,661 in bank charges and finance fees, $15,320 in office expenses, $8,850 in share-based payments, and $20,506 in travel and entertainment. For the same period in fiscal 2014, we incurred expenses of $72,671 in accounting and legal fees, $62,149 in development exploration cost, $9,972 in licenses and fees, $31,250 in finders’ fees, $5,448 in bank charges and finance fees, $1,660 in office expenses, and $160,258 in shares-based payments.. The variation in expenses is mainly due to the higher development and joint venture earn-in costs, executive compensation, and license fees in the current year, while we incurred finder’s fees and share-based payments for stock options granted during the previous period.

Liquidity and Capital Resources

We have limited operational history, and have not generated any revenues. As of December 31, 2015, we had $390,621 in cash, $457,229 in total liabilities and a working capital deficit of $28,787. As of December 31, 2015, we had an accumulated deficit of $1,687,945. We are dependent on funds raised through equity financing, related parties, and loan payables. Equity financing and advances from shareholders and former related parties funded our operations. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the nine months ended December 31, 2015, we used $643,491 in cash on operating activities, compared to cash used of $101,384 on operating activities during the same period in fiscal 2014. Our increase in cash spending on operating activities between the two periods was primarily due to making cash payments for operating costs as described above.

During the nine months ended December 31, 2015 and 2014, we did not engage in any investing activities.

During the nine months ended December 31, 2015, the Company received an additional $1,155,900 in proceeds from issuance of common stock, compared to $nil during the same period in fiscal 2014. We made payments of $201,825 on the outstanding stockholders’ loan balance compared to receiving $80,000 in stockholders’ loans during the same period in fiscal 2014. These loans are due on dates between October 31, 2015 and January 23, 2016, are unsecured, and are 10% and 11% interest-bearing. For the period ending December 31, 2015 the Company has accrued interest of $11,108 (December 31, 2014 - $5,224).

During the nine months ended December 31, 2015, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $71,499 compared to approximately $11,265 during the same period in fiscal 2014. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $390,621 as of December 31, 2015 is sufficient to cover our current monthly burn rate for the next 5 months and not enough to pay our current liabilities balance of $457,229. Until we are able to complete private and/or public financing as described below, we anticipate that we may rely on loans from shareholders to proceed with our plan of operations.

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

We expect to require approximately $1,200,000 to carry out our plan of operations business strategy. Our plan of operations over the next 12 months is to obtain the necessary financing to complete certain engineering and permitting activities related to the joint venture earn-in on the Willow Creek project. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financing

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from former related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the three and nine months ended December 31, 2015 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $1,200,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as joint ventures, gold streaming contracts, and/or bank loans. At this time we do not have a commitment from any party to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Off-Balance Sheet Arrangements

To provide incentive towards the development of our goals, we have adopted an Equity Incentive Plan for employees, executives, directors and consultants awards, pursuant to which we have provided for the issuance of 220,000 shares of common stock, when certain performance goals have been achieved. One third will be triggered upon closing of corporate financing, one-third upon commencement of construction of the mine and one third upon commencement of construction of the mill. We have granted additional options in conjunction with the Equity Incentive Plan for employees, directors and consultants. During the period ended December 31, 2015, the Company granted no options, and plans to terminate the stock option plan and replace it with a new one upon closing of financing.

We will pay a cash bonus of $40,000 each to Mr. Pete Parsley and Mr. Ryan Hart upon the successful funding of the Company of at least $5 million.

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

At each balance sheet date, the amount recognized as an expense is adjusted to reflect the actual number of stock options expected to vest. On the exercise of stock options, common stock is recorded for the consideration received and for the fair value amounts previously recorded to contributed surplus. The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission (“SEC”) rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not party, and our property is not the subject of, any material legal proceedings.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities

On October 16, 2015, the Company entered into a subscription agreement pursuant to which the Company sold 1,200,000 shares of common stock at a purchase price of $0.25 per share.

On October 27, 2015, the Company entered into a subscription agreement pursuant to which the Company sold 200,000 shares of common stock at a purchase price of $0.25 per share.

On October 28, 2015, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share.

On December 1, 2015, the Company entered into a subscription agreement pursuant to which the Company sold 200,000 shares of common stock at a purchase price of $0.25 per share.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2016	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer (principal executive officer)

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer (principal financial and accounting officer)

