Form 10-K
period 2016-03-31
Gold Torrent, Inc.
filed 2016-07-05
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Boise, Idaho 83706

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

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Company’s common stock held by non-affiliates, as of September 30, 2015, was $1,890,000.

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

As of June 29, 2016, the registrant’s outstanding common stock consisted of 12,768,602 shares.

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

As used in this annual report, the terms “we”, “us” and “our” mean Gold Torrent Inc., unless otherwise indicated.

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

On July 28, 2014, the Company entered into a non-binding Letter of Intent (“LOI”) with a third party to negotiate and enter into a Joint Venture Agreement for the development of the gold property known as Willow Creek, Alaska. Accordingly, the Company conducted a due diligence investigation into the project, which we completed on September 26, 2014. On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Willow Creek project in Alaska (“Exploration and Option Agreement”) with Miranda U.S.A., Inc. (“Miranda”). The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The principal terms of the Exploration and Option Agreement provide that the Company can earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015 Miranda granted the Company a six-month extension to the dates related to the earn-in. Therefore the Company can earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project. The Company shall be the manager of the initial joint venture. The management committee during the initial earn–in period shall be comprised of one nominee from the Company and one nominee from Miranda.

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

On January 15, 2015, and January 6, 2016 the Company paid $150,000 for a Lease Agreement between Miranda USA Inc. and a private company, and the amount was included in prepaid expenses and expensed over 12 months. In addition, the Company is committed to paying $150,000 every year on January 15. The purpose of this lease is to afford Miranda USA Inc. the opportunity to enter onto and produce minerals from certain patented and State of Alaska mining claims located in the State of Alaska. This lease is to be vended by Miranda to the joint venture upon the Company earning its initial 20% interest.

As of March 31, 2016, $949,932 was expended toward the Company’s initial 20% interest in the Willow Creek project for engineering and technical services related to: research and development of a project permitting plan; support of the technical and geological assessment of the project; mine planning and engineering for the Coleman and Lucky Shot areas of the project; Coleman area access studies; preparation of a project preliminary economic assessment; a proprietary gravity-only gold recovery processing plant preliminary design and report; and, the preparation of an updated independent draft mineral resource report on the Willow Creek project.

The exploration and evaluation costs for the year ended March 31, 2016 are associated with hourly fees of geological, metallurgical and mining engineering consultants employed by a company controlled by a director, and third party geological computer modeling services, independent engineering and geological service providers, metallurgical testing providers and the office cost required to manage and complete this work.

At the time of filing this report, an additional amount of approximately $200,000 has been expended toward the Company’s initial 20% interest in the Willow Creek project. The Company is currently engaged with third party consultants to complete a Preliminary Feasibility Study on its Willow Creek Project. Anticipated completion of this project is within the first half of 2016.

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $1,635,350 through private placements of our common stock.

Employees

We have three executives, of whom two are full time.

Competition

We compete with other exploration companies for the acquisition of a limited number of exploration rights, and many of the other exploration companies possess greater financial and technical resources than we do. The mineral exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have established more strategic partnerships and relationships. We also compete with other exploration companies for the acquisition and retention of skilled technical personnel.

Our competitive position depends upon our ability to acquire and explore new and existing gold properties. However, there is significant competition for properties suitable for gold exploration. Failure to achieve and maintain a competitive position could adversely impact our ability to obtain the financing necessary for us to acquire gold properties. As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable. We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as explosives, and certain equipment such as drill rigs, bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Asahi Refining. Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

●	fluctuation in the supply of, demand and market price for gold;

●	mining activities of our competitors;

●	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;

●	interest rates;

●	currency exchange rates;

●	inflation or deflation;

●	fluctuation in the value of the United States dollar and other currencies; and

●	political and economic conditions of major gold or other mineral-producing countries.

Gold ore is typically mined and leached to produce pregnant solutions, which are processed through a series of steps to recover gold and produce doré. Gold doré is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 960 Broadway Avenue, Suite 530, Boise, Idaho 83706.

This office is currently provided to us through a service agreement with a company controlled by an officer and director. As of January1, 2015 we have entered into a General Services agreement for this office, and we recognize an expenses of $1,280 rent per month for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future. In addition we recognize an expense of $250 per month to cover computer hardware/software, communication and reproduction costs.

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

Quarter Ended	High ($)	Low ($)
March 31, 2016	0.25	0.25
December 31, 2015	0.40	0.40
September 30, 2015	0.27	0.27
June 30, 2015	0.15	0.15
March 31, 2015	0.70	0.14
December 31, 2014	0.70	0.70
September 30, 2014	3.00	2.00
June 30, 2014	3.00	3.00
March 31, 2015	1.500	1.500
December 31, 2013	1.500	1.500
September 30, 2013	0.075	0.075
June 30, 2013	0.075	0.075

Holders

As of June 29, 2016, there were approximately 46 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

We have not paid cash dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	175,000	$1.27	19,850,000

Equity compensation plans not approved by security holders	-	-	-
Total	175,000	$1.27	19,850,000

The company has granted stock options in conjunction with an Equity Incentive Plan (the “Plan”) for employees, directors and consultants, whereby a maximum aggregate number of common shares that may be issued under the Plan are 20,000,000 common shares. The term of the options is determined by the Board of Directors and cannot exceed 10 years. The exercise price of the stock options is determined by Board of Directors, but shall not be less than the fair market value of the common stock on the date of grant. Stock options granted under the Plan vest over varying periods at the discretion of the Board of Directors. During the fiscal year ended March 31, 2016, the Company granted no options, and plans to terminate the stock option plan and replace it with a new one upon closing of expected financing.

During the fiscal year ended March 31, 2015, the Company granted 175,000 options to officers and directors of the Company with the following vesting terms: 1/3 on date of grant, 1/3 six months from date of grant, and 1/3 one year from date of grant.

The following table summarizes information about the Company’s share options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, March 31, 2014	-	$-
Granted	175,000	$1.27
Balance, March 31, 2015	175,000	$1.27
Granted	-	$-
Balance, March 31, 2016	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		March 31, 2016
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	100,000
July 30, 2019	$1.38	25,000	16,667
		175,000	116,667

The weighted average remaining contractual life of stock options outstanding at March 31, 2016 is 3.33 (March 31, 2015 – 4.33) years.

The fair value of all stock options granted are estimated using the Black-Scholes option pricing model with the following weighted-average assumptions and resulting in the following weighted-average fair values:

March 31, 2016
Risk-free interest rate	1.77%
Expected dividend yield	0%
Expected share price volatility	178%
Expected option life in years	4
Fair value	$1.20

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

Recent Sales of Unregistered Securities

On January 29, 2016, the Company entered into a subscription agreement for the issuance of 100,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $25,000 in cash.

On February 22, 2016, the Company entered into a subscription agreement for the issuance of 400,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $100,000 in cash.

On February 22, 2016, the Company entered into a subscription agreement for the issuance of 240,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $60,000 in cash.

On April 15, 2016, the Company entered into a subscription agreement for the issuance of 600,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $150,000 in cash.

On April 15, 2016, the Company entered into a subscription agreement for the issuance of 600,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $150,000 in cash.

On April 18, 2016, the Company entered into a subscription agreement for the issuance of 200,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $50,000 in cash.

On April 20, 2016, the Company entered into a subscription agreement for the issuance of 100,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $25,000 in cash.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6. Selected Financial Data

Not required for a smaller reporting company.

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

Results of Operations

Revenues

We have limited operational history. From our inception on August 15, 2006 to March 31, 2016, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

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

Expenses

During the fiscal year ended March 31, 2016, we incurred total expenses of $1,304,542, including $83,305 in accounting and legal fees, $363,750 in executive compensation, $19,613 in licenses and fees, $762,065 in exploration and evaluation fees, $20,223 in office expenses, $14,296 in bank charges and finance fees, $28,696 in travel and entertainment, $3,744 in advertising and promotion, and $8,850 in share-based payments. For the fiscal year ended March 31, 2015, we incurred total expenses of $595,353, including $119,671 in accounting and legal fees, $14,905 in licenses and fees, $163,036 in exploration and evaluation fees, $30,449 in bank charges, $199,958 in share-based payments, 31,250 in finder fees, $20,000 in consulting fees and $16,084 in office expenses.

The variation in expenses is mainly due to the exploration and evaluation costs incurred for engineering and consultations related to the Willow Creek property, executive compensation and licenses and fees.

Net Loss

For the fiscal year ended March 31, 2016, we incurred a net loss of $1,304,542 and a net loss per share of $0.15. For the fiscal year ended March 31, 2015, we incurred a net loss of $176,760 and a net loss per share of $0.04.

Liquidity and Capital Resources

As of March 31, 2016, we had $265,315 in cash, and paid $138,248 in prepaids and deposits, $600,162 in total liabilities and a working capital deficit of $196,599. We are dependent on funds raised through equity financing and advances from related parties and loans payable. Our cumulative net loss of $2,040,757 was funded by equity financing and advances from stockholders. Since our inception on August 15, 2006, we have raised gross proceeds of $1,635,350 in cash from the sale of our securities. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the fiscal year ended March 31, 2016, we spent $953,797 on operating activities. During the fiscal year ended March 31, 2015, we spent $305,489 on operating activities. Our increase in cash spending on operating activities during the fiscal year ended March 31, 2016 was primarily due to the exploration and evaluation costs incurred for engineering and consultations related to the Willow Creek property, executive compensation and licenses and fees.

During the fiscal year ended March 31, 2016 and 2014, we did not engage in any investing activities.

During the fiscal year ended March 31, 2016, we made payments of approximately $201,825 on the outstanding stockholder’s loan balances and we received $1,340,900 in cash from financing activities in net proceeds from the issuance of our common stock for a total cash provided of $1,139,075 compared to cash receipts of $229,830 from advances from related parties and $120,000 in net proceeds from the issuance of our common stock for a total cash provided of $349,830 during the fiscal year ended March 31, 2015.

Our increase in cash for the fiscal year ended March 31, 2016 was $185,278 mainly due to increase in cash from financing activities.

During the fiscal year ended March 31, 2016, our monthly cash requirements to fund our operating activities, was approximately $79,483, compared to approximately $25,457 during the fiscal year ended March 31, 2015. In the absence of the continued sale of our common stock or advances from related parties, our cash of $265,315 as of March 31, 2016 is sufficient to cover our current monthly burn rate for three months. Until we are able to complete private and/or public financing as described below, we anticipate that we may rely on additional equity offerings and/or advances from related parties to proceed with our plan of operations.

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

We expect to require approximately $2,500,000 to carry out our business strategy. Our plan of operations over the next 12 months is to obtain the necessary financing to continue the Joint Venture earn-in at the Willow Creek Project. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our audited financial statements for the year ended March 31, 2016 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $2,500,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

Recent accounting guidance adopted

The Company has adopted Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities, which eliminates certain financial reporting requirements. As such, the accompanying financial statements no longer present inception-to-date information on the statements of operations, cash flows, and stockholders’ deficiency. In addition, the accompanying financial statements are no longer labeled as a, “development stage entity”.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Presentation of Financial Statements-Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after March 15, 2015, with early adoption permitted. The Company does not expect it to have a material effect on the Company’s financial condition, results of operations, and cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

GOLD TORRENT, INC.

March 31, 2016 and 2015

Financial Statements
(Expressed in US Dollars)

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gold Torrent, Inc.

We have audited the accompanying balance sheets of Gold Torrent, Inc. as at March 31, 2016 and 2015, and the related statements of operations, cash flows and stockholders’ deficiency for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Torrent, Inc. as at March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Morgan & Company LLP”

June 27, 2016	Chartered Professional Accountants

GOLD TORRENT, INC.

Balance Sheets

(Expressed in US dollars)

	March 31, 2016	March 31, 2015

Assets

Current
Cash	$265,315	$80,037
Prepaids and deposits	138,248	121,250

	$403,563	$201,287

Liabilities

Current
Accounts payable (Note 6)	$226,619	$148,922
Accrued liabilities (Note 8)	279,750	12,000
Stockholders’ loans (Note 7)	93,793	282,172

	600,162	443,094

Stockholders’ Deficiency

Common Stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value 20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
10,828,600 common shares, $0.001 par value (2015 - 5,465,000 common shares)	29,157	23,793
Additional Paid-in Capital	1,606,193	270,657
Contributed Surplus (Notes 4 and 5)	208,808	199,958
Deficit	(2,040,757)	(736,215)

	(196,599)	(241,807)

	$403,563	$201,287

Nature of operations and going concern (Note 1)

See accompanying notes to financial statements.

GOLD TORRENT, INC.

Statements of Operations

(Expressed in US dollars)

	For the Year Ended March 31, 2016	For the Year Ended March 31, 2015
Expenses
Accounting and legal	$83,305	$119,671
Advertising and promotion	3,744	-
Bank charges and finance fees	14,296	30,449
Consulting fees	-	20,000
Executive compensation (Note 8)	363,750	-
Exploration and evaluation (Note 10)	762,065	163,036
Finder’s fees	-	31,250
Licenses and fees	19,613	14,905
Office	20,223	16,084
Share-based payments (Note 5)	8,850	199,958
Travel and entertainment	28,696	-
Loss from Continuing Operations	(1,304,542)	(595,353)

Gain on sale of discontinued operations	-	418,593
Net Income from Discontinued Operations	-	418,593

Net Loss and Comprehensive Loss for the Year	$(1,304,542)	$(176,760)

Weighted average number of common shares outstanding	8,595,185	4,748,797
Basic and diluted loss per share – continuing operations	$(0.15)	$(0.13)
Basic and diluted earnings per share – discontinued operations	-	0.09
Basic and diluted loss per share	$(0.15)	$(0.04)

See accompanying notes to financial statements.

GOLD TORRENT, INC.

Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended March 31, 2016	For the Year Ended March 31, 2015

Cash Flow from Operating Activities
Net loss for the year	$(1,304,542)	$(176,760)
Items not involving cash:
Shares issued for services	-	81,250
Share-based payments	8,850	199,958
Accrued interest	13,446	11,686
Gain on sale of discontinued operations	-	(418,593)
Changes in non-cash working capital items:
Prepaids and deposits	(16,998)	(121,250)
Accounts payable and accrued liabilities	345,447	118,220

Cash Used in Operating Activities	(953,797)	(305,489)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	1,340,900	120,000
Loans received from stockholders	-	245,000
Repayment of stockholders’ loans	(201,825)	(15,170)

Cash Provided by Financing Activities	1,139,075	349,830

Increase in Cash	185,278	44,341
Cash, Beginning of Year	80,037	35,696

Cash, End of Year	$265,315	$80,037

Supplemental Information
Tax paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements.

GOLD TORRENT, INC.

Statements of Stockholders’ Deficiency

(Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Deficit	Total

Balance, March 31, 2014	4,610,000	$22,938	$70,262	$-	$(559,455)	$(466,255)
Shares issued for cash	480,000	480	119,520	-	-	120,000
Shares issued for services	375,000	375	80,875	-	-	81,250
Share-based payments	-	-	-	199,958	-	199,958
Net loss for the year	-	-	-	-	(176,760)	(176,760)

Balance, March 31, 2015	5,465,000	23,793	$270,657	199,958	(736,215)	(241,807)
Shares issued for cash	5,363,600	5,364	1,335,536	-	-	1,340,900
Share-based payments	-	-	-	8,850	-	8,850
Net loss for the year	-	-	-	-	(1,304,542)	(1,304,542)

Balance, March 31, 2016	10,828,600	$29,157	$1,606,193	$208,808	$(2,040,757)	$(196,599)

See accompanying notes to financial statements.

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2016 and 2015

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

The Company has incurred losses since inception and has an accumulated deficit of $2,040,757 (2015 - $736,215) as of March 31, 2016, with limited resources and no source of operating cash flows. As at March 31, 2016, the Company has a working capital deficiency of $196,599 (2015 - $241,807). As a result of the Agreement, the Company recognized a net income from discontinued operations of $Nil (2015 - $418,593) and a net loss from continuing operations of $1,304,542 (2015 - $595,353) during the fiscal year ended March 31, 2016.

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

Years Ended March 31, 2016 and 2015

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

Years Ended March 31, 2016 and 2015

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk as at March 31, 2016 and 2015.

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2016 and 2015

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2016, the Company had accounts payable of $226,619 (2015 - $148,922), which are due within 30 days or less. The Company’s stockholders’ loans (Note 7) of $93,793 (2015 - $282,172) are due within one year and are 11% interest-bearing. The extended loans are 10% interest bearing.

As at March 31, 2016, accrued liabilities consist of accrued accounting and legal fees of $15,000 (2015 - $12,000), and accrued executive compensation of $264,750 (2015 - $Nil).

4.	Common Stock

On April 22, 2014, the Company entered into a Finder’s Fee agreement for the issuance of 25,000 common shares at an estimated fair value of $1.25 per share for a total amount of $31,250 as a retainer for services. The agreement continued for one year and has been terminated by the Company.

On January 9, 2015, the Company entered into a Consulting agreement for the issuance of 200,000 common shares at an estimated fair value of $0.10 per share for a total amount of $20,000 as a retainer for services. The agreement continued for one year and has been terminated by the Company.

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

On March 10, 2015, the Company entered into an accounts payable agreement for the issuance of 150,000 common shares for a reduction of $30,000 in the outstanding amount due.

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2016 and 2015

(Expressed in US dollars)

During the year ended March 31, 2016, the Company entered into subscription agreements for the issuance of 5,363,600 shares of common stock at a purchase price of $0.25 per share for a total amount of $1,340,900 in cash.

4.	Common Stock (Continued)

Subsequent to year-end, in April 2016, the Company entered into subscription agreements for the issuance of 1,500,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $375,000 in cash.

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

The following table summarizes information about the Company’s stock options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, March 31, 2014	-	$-
Granted	175,000	$1.27
Balance, March 31, 2016 and 2015	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

	March 31, 2016
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	100,000
July 30, 2019	$1.38	25,000	16,667
		175,000	116,667

The weighted average remaining contractual life of stock options outstanding at March 31, 2016 is 3.33 (2015 – 4.33) years. As at March 31, 2016, unamortized share-based payment expense on the outstanding options is $Nil (2015 - $8,850).

The fair value of all stock options granted were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions and resulting in the following weighted-average fair values:

March 31, 2015
Risk-free interest rate	1.77%
Expected dividend yield	0%
Expected share price volatility	178%
Expected option life in years	5
Fair value	$1.20

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2016 and 2015

(Expressed in US dollars)

5.	Stock Options (Continued)

Companies are required to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, management applied the estimated forfeiture rate of Nil% in determining the expense recorded in the accompanying statements of operations. Expected share price volatility is determined with reference to the Company’s historical daily share price volatility.

6.	Accounts Payable

Accounts payable as at March 31, 2016 includes the following:

-	$96,624 due to a company controlled by an officer and stockholder of the Company;

-	$10,000 due to an officer and stockholder of the Company;

-	$56,000 due to a company, who is a stockholder of the Company for payment of legal services made on behalf of the Company; and

-	$63,995 due to unrelated parties.

7.	Stockholders’ Loans

As at March 31, 2016, current officers and stockholders of the Company had loans outstanding of $93,793 (2015 - $282,172). These loans were due on dates between October 31, 2015 and January 23, 2016, were unsecured and 10% and 11% interest-bearing. As at March 31, 2016, the Company had accrued interest of $13,446 (2015 - $11,686).

The Company entered into loan extension agreements with its current officers and stockholders. The loans are due on March 31, 2017 and 10% and 11% interest-bearing.

8.	Related Party Transactions

Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

Details of related party transactions are as follows:

(a)	Effective October 1, 2014, the Company signed a technical services and administration consulting agreement with a company controlled by a director, pursuant to which the Company agreed to pay a monthly fee of $9,529 including overhead and rent. During the year ended March 31, 2016, the Company paid or accrued various expenses of $447,817 (2015 - $57,178) relating to this agreement. In addition, as at March 31, 2016, the Company accrued finance fees of $10,000 (2015 - $10,000) to this director.

(b)	During the year ended March 31, 2015, the Company issued 125,000 stock options to directors and officers with a total fair value of $142,502. During the year ended March 31, 2016, a further fair value of $8,850 vested into share-based payments expense.

(c)	During the year ended March 31, 2016, the Company signed employment agreements with three directors and officers. A total of $363,750 (2015 - $Nil) was accrued in the period as a result of these contracts, and $264,750 (2015 - $Nil) were owing as at March 31, 2016.

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2016 and 2015

(Expressed in US dollars)

9.	Segmented Information

The Company operates primarily in one business segment being the identification and development of mining projects with substantially all of its assets and operations located in the United States.

10.	Exploration and Evaluation

On July 28, 2014, the Company entered into a non-binding Letter of Intent (“LOI”) with a third party to negotiate and enter into a Joint Venture Agreement for the development of the gold property known as Willow Creek, Alaska. On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Willow Creek project in Alaska. The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda USA Inc. (“Miranda”) by making certain expenditures over the next three years totaling $10,000,000. The principal terms of the Exploration and Option Agreement provide that the Company can earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015, Miranda granted the Company a six-month extension to the dates related to the earn-in. Therefore, the Company can earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project.

On January 15, 2015 and January 6, 2016, the Company paid $150,000 for a Lease Agreement between Miranda and a private company, and the amount was included in prepaid expenses and expensed over 12 months. In addition, the Company is committed to paying $150,000 every year on January 15. The purpose of this lease is to afford Miranda the opportunity to enter onto and produce minerals from certain patents and State of Alaska mining claims located in the State of Alaska. This lease is to be vended by Miranda to the joint venture upon the Company earning its initial 20% interest.

As of March 31, 2016, $949,932 was expended toward the Company’s initial 20% interest in the Willow Creek project for engineering and technical services related to: research and development of a project permitting plan; support of the technical and geological assessment of the project; mine planning and engineering for the Coleman and Lucky Shot areas of the project; Coleman area access studies; preparation of a project preliminary economic assessment; a proprietary gravity-only gold recovery processing plant preliminary design and report; and the preparation of an updated independent draft mineral resource report on the Willow Creek project.

The exploration and evaluation costs for the year ended March 31, 2016 are associated with hourly fees of geological, metallurgical and mining engineering consultants employed by a company controlled by a director, and third party geological computer modeling services and the office cost required for this work.

11.	Income Taxes

Deferred income taxes reflect the tax consequences for future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 35% (2015 - 35%) to income before income taxes as follows:

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2016 and 2015

(Expressed in US dollars)

11.	Income Taxes (Continued)

	March 31, 2016	March 31, 2015

Computed expected income tax benefit	$(453,000)	$(138,000)
Change in valuation allowance	453,000	138,000

Income tax provision	$-	$-

The potential benefit of net operating loss carry-forwards has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of deferred income tax assets and the amount of the valuation allowance are as follows:

	March 31, 2016	March 31, 2015

Net operating losses carried forward	$787,000	$334,000
Valuation allowance	(787,000)	(334,000)

Net deferred income tax assets	$-	$-

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of the deferred income tax assets such that a full valuation allowance has been recorded. These factors include the Company’s current history of net losses and the expected near-term future losses. The operating losses amounting to $2,249,000 will expire between 2027 and 2036 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date

2007	$55,000	2027
2008	38,000	2028
2009	52,000	2029
2010	63,000	2030
2011	60,000	2031
2012	63,000	2032
2013	96,000	2033
2014	131,000	2034
2015	395,000	2035
2016	1,296,000	2036
	$2,249,000

For the years ended March 31, 2016 and 2015, the Company did not have any unrecognized tax benefits, and thus no interest and penalties relating to unrecognized tax benefits were recognized. The Company records interest and penalties on unrecognized tax benefits, if any, as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next twelve months.

GOLD TORRENT, INC.

Notes to Financial Statements

Years Ended March 31, 2016 and 2015

(Expressed in US dollars)

11.	Income Taxes (Continued)

The Company’s US federal income tax returns are open to examination by the Internal Revenue Service for the 2009, 2010, 2011, 2012, 2013, 2014 and 2015 taxation years.

12.	Subsequent Events

(a)	In April 2016, the Company entered into subscription agreements for the issuance of 1,500,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $375,000 in cash.

(b)	An additional amount of approximately $200,000 has been expended toward the Company’s initial 20% interest in the Willow Creek project.

(c)	On April 21, 2016, the Company repaid in full a loan from an officer in the amount of $3,513.

The Company evaluates events that have occurred after the balance sheet date, but before the financial statements are issued. Based upon the evaluation, other than what is described above, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustments or disclosures in the financial statements.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since
Daniel Kunz	63	Chief Executive Officer, Chairman	September 30, 2013
Ryan Hart	39	President and director	September 30, 2013
Alexander Kunz	31	Chief Financial Officer and director	October 14, 2013
Roy Eiguren	63	Director	October 14, 2013
Steven McGrath	66	Director	October 14, 2013

Daniel Kunz – Chief Executive Officer and Chairman (Principal Executive Officer)

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

Ryan E. Hart – President and director

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2016 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

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

Item 11. Executive Compensation

During the year ended March 31, 2016, the Company signed employment agreements with three directors and officers. A total of $363,750 was recognized in the period as a result of these contracts. The following table sets forth certain information of our directors and officers as of the date of this report.

Name and principal position	Year	Salary		Bonus		Stock awards	Option awards		Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Daniel Kunz	2016		$165,000	$		$	$		$	$	$	$165,000
Daniel Kunz	2015	$		$		$		$1,250	$	$	$	$40,000
Ryan Hart	2016		$127,500	$		$	$		$	$	$	$127,500
Ryan Hart	2015	$			$0	$		$1,250	$	$	$	$65,000

Name	Position	Compensation for the year ended March 31, 2016
Daniel Kunz	Chief Executive Officer, Chairman	$165,000
Ryan Hart	President and director	$127,500
Alexander Kunz	Chief Financial Officer and director	$71,250
Roy Eiguren	Director	-
Steven McGrath	Director	-
		$363,750

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Daniel Kunz serves as our Chairwoman and Chief Executive Officer. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles combined due to our small size and limited resources.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 29, 2016, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 29, 2016, there were 12,768,602 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Daniel Kunz	2,186,184	17.0%

Ryan Hart	314,124	2.5%

Alexander Kunz	150,000	1.2%

Roy Eiguren	100,000	0.8%

Steven McGrath	108,000	0.8%

All officers and directors as a group (five persons)	2,858,308	22.4%

5% or more Shareholders

Fuse Capital, LLC 40 Hemlock Drive, Roslyn, NY, 11576	1,334,571	10.5%

Gold Production Development Ass. 24 Elk Run Road, Boise, ID, 83716	655,600	5.1%

Gold Tree Metals, LLC 2807 S. Military Trail, West Palm Beach, FL, 33415	1,200,000	9.4%

(1)	Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)	Applicable percentage ownership is based on 12,768,602 shares of common stock outstanding as of June 29, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of June 29, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 29, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Change of Control

As of the date of this report, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at March 31, 2016, we were indebted $65,039 to Daniel Kunz for advances made to us for the purpose of working capital. This loan has an interest of 10% per annum and is due December, 2016.

As at March 31, 2016, we were indebted $12,379 to Daniel Kunz for advances made to us for the purpose of working capital. This loan has an interest of 11% per annum and is due December 31, 2016.

As at March 31, 2016, we were indebted $12,867 to Fuse Capital, a shareholder for advances made to us for the purpose of working capital. This loan has an interest of 10% per annum and is due December 31, 2016.

As at March 31, 2016, we were indebted $3,507 to Ryan Hart for advances made to us for the purpose of working capital. This amount loan has an interest of 11% per annum and is due December 31, 2016. This loan was fully repaid on April 21, 2016 in the amount of $3,512.88.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Morgan & Company LLP Chartered Professional Accountants, in connection with the audit of our financial statements for the years ended March 31, 2016 and 2015, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended March 31, 2016 ($)	Year Ended March 31, 2015 ($)
Audit fees	18,027	17,921
Audit-related fees	-	-
Tax fees	-	-
All other fees		750
Total	18,027	18,671

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 5, 2016	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer, (principal executive officer)

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Daniel Kunz	Chief Executive Officer,	July 5, 2016
Daniel Kunz	(Principal Executive Officer)

/s/ Alexander Kunz	Chief Financial Officer	July 5, 2016
Alexander Kunz	(Principal Financial and Accounting Officer)

/s/ Roy Eiguren	Director	July 5, 2016
Roy Eiguren

/s/ Steven McGrath	Director	July 5, 2016
Steven McGrath

/s/ Ryan Hart	Director	July 5, 2016
Ryan Hart

