Form 10-Q
period 2016-06-30
Gold Torrent, Inc.
filed 2016-08-16
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 16, 2016, the registrant’s outstanding common stock consisted of 12,868,600 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

The unaudited interim financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

Interim Balance Sheets

(Unaudited - Expressed in US dollars)

	June 30, 2016	March 31, 2016
		(Audited)

Assets

Current
Cash	$351,538	$265,315
Prepaids and deposits	98,674	138,248

	$450,212	$403,563

Liabilities

Current
Accounts payable (Note 6)	$186,068	$226,619
Accrued liabilities (Note 8)	320,507	279,750
Stockholders’ loans (Note 7)	-	93,793

	506,575	600,162

Stockholders’ Deficiency

Common Stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
12,868,602 common shares, $0.001 par value	31,097	29,157
(March 31, 2016 – 10,828,600 common shares)
Additional Paid-in Capital	2,089,253	1,606,193
Contributed Surplus (Notes 4 and 5)	208,808	208,808
Deficit	(2,385,521)	(2,040,757)

	(56,363)	(196,599)

	$450,212	$403,563

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Expenses
Accounting and legal	$35,300	$14,500
Bank charges and finance fees (Note 7)	1,237	6,575
Executive compensation (Note 8)	121,250	-
Exploration and evaluation (Note 10)	162,582	352,495
Licenses and fees	5,360	41,161
Office	5,384	5,141
Travel and entertainment	13,651	11,646

Net Loss and Comprehensive Loss for the Period	$(344,764)	$(431,518)

Weighted average number of common shares outstanding	12,157,173	6,140,893
Basic and diluted loss per share	$(0.03)	$(0.07)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015

Cash Flow from Operating Activities
Net loss for the period	$(344,764)	$(431,518)
Items not involving cash:
Accrued interest	936	-
Changes in non-cash working capital items:
Prepaid and deposits	39,574	31,875
Accounts payable and accrued liabilities	206	329,081

Cash Used in Operating Activities	(304,048)	(70,562)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	485,000	450,000
Loans received from stockholders	-	6,550
Repayment of stockholders’ loans	(94,729)	(200,000)

Cash Provided by Financing Activities	390,271	256,550

Increase in Cash	86,223	185,988
Cash, Beginning of Period	265,315	80,037

Cash, End of Period	$351,538	$266,025

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Stockholders’ Deficiency

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Deficit	Total
Balance, March 31, 2015	5,465,000	$23,793	$270,657	$199,958	$(736,215)	$(241,807)
Shares issued for cash	5,363,600	5,364	1,335,536	-	-	1,340,900
Share-based payments	-	-	-	8,850	-	8,850
Net loss for the year	-	-	-	-	(1,304,542)	(1,304,542)
Balance, March 31, 2016	10,828,600	29,157	1,606,193	208,808	(2,040,757)	(196,599)
Shares issued for cash	1,940,000	1,940	483,060	-	-	485,000
Net loss for the period	-	-	-	-	(344,764)	(344,764)
Balance, June 30, 2016	12,768,600	$31,097	$2,089,253	$208,808	$(2,385,521)	$(56,363)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited - Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada company on August 15, 2006 as Celldonate Inc. Since inception, the Company has been creating, testing and developing mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. On September 10, 2013, certain shareholders, including the Company’s current Chief Executive Officer and its President, acquired approximately 53% of the Company’s issued and outstanding common stock resulting in a change of control. Thereafter the Company began to focus on acquiring ownership in late-stage exploration to development stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. On January 16, 2014, the Company changed its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former shareholder to sell all intellectual property and assets associated with the previous business of the Company, pursuant to which the Company was released from certain liabilities amounting to $420,653.

During the fiscal year ended March 31, 2015, the Company entered into an Exploration and Option to Enter Joint Venture Agreement with a third party (Note 10).

The Company has incurred losses since inception and has an accumulated deficit of $2,385,521 (March 31, 2016 - $2,040,757) as of June 30, 2016, with limited resources and limited source of operating cash flows. As at June 30, 2016, the Company has a working capital deficiency of $56,363 (March 31, 2016 – $196,599).

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

These unaudited interim financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim financial statements and notes included herein have been prepared on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements and notes for the year ended March 31, 2016, as filed in its Form 10-K.

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

Three Months Ended June 30, 2016 and 2015

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

Three Months Ended June 30, 2016 and 2015

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

Three Months Ended June 30, 2016 and 2015

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

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk as at June 30, 2016.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2016, the Company had accounts payable of $186,068 (March 31, 2016 - $226,619), which are due within 30 days or less. At June 30, 2016, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2016 - $15,000), and accrued executive compensation of $310,507 (March 31, 2016 - $264,750).

4.	Common Stock

During the year ended March 31, 2016, the Company entered into subscription agreements for the issuance of 5,363,600 shares of common stock at a purchase price of $0.25 per share for a total amount of $1,340,900 in cash.

During the period ended June 30, 2016, the Company entered into subscription agreements for the issuance of 1,940,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $485,000 in cash.

Subsequent to period-end, in July 2016, the Company entered into subscription agreements for the issuance of 100,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $25,000 in cash.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited - Expressed in US dollars)

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

During the period ended June 30, 2016 and fiscal year ended March 31, 2016, the Company did not grant any options to officers and directors of the Company.

The following table summarizes information about the Company’s stock options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, June 30, 2016, March 31, 2016 and 2015	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		June 30, 2016
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	150,000
July 30, 2019	$1.38	25,000	25,000
		175,000	175,000

The weighted average remaining contractual life of stock options outstanding at June 30, 2016 is 3.08 (March 31, 2016 – 3.33) years. As at June 30, 2016, unamortized share-based payment expense on the outstanding options is $Nil (March 31, 2016 - $Nil).

6.	Accounts Payable

Accounts payable as at June 30, 2016 includes the following:

●	$81,624 due to a company controlled by an officer and stockholder of the Company;

●	$10,000 due to an officer and stockholder of the Company;

●	$92,000 due to a company, who is a stockholder of the Company for payment of legal services made on behalf of the Company; and

●	$2,444 due to unrelated parties.

7.	Stockholders’ Loans

As at June 30, 2016, current officers and stockholders of the Company had loans outstanding amounting to $Nil (March 31, 2016- $93,793). As at June 30, 2016, the Company had accrued interest of $Nil (March 31, 2016 - $13,446).

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited - Expressed in US dollars)

8.	Related Party Transactions

Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

Details of related party transactions are as follows:

(a)	Effective October 1, 2014, the Company signed a technical services and administration consulting agreement with a company controlled by a director, pursuant to which the Company agreed to pay a monthly fee of $9,529 including overhead and rent. During the period ended June 30, 2016, the Company paid or accrued various expenses of $40,589 (March 31, 2016 - $447,817) relating to this agreement. In addition, as at June 30, 2016, the Company accrued finance fees of $10,000 (March 31, 2016 - $10,000) to this director.

(b)	During the year ended March 31, 2016, the Company signed employment agreements with three directors and officers. A total of $121,250 (2016 - $Nil) was accrued in the period ended June 30, 2016 as a result of these contracts, and $310,507 (2015 - $Nil) were owing as at June 30, 2016.

9.	Segmented Information

The Company operates primarily in one business segment being the identification and development of mining projects with substantially all of its assets and operations located in the United States.

10.	Exploration and Evaluation

On July 28, 2014, the Company entered into a non-binding Letter of Intent (“LOI”) with a third party to negotiate and enter into a Joint Venture Agreement for the development of the gold property known as Lucky Shot, Alaska (formerly known as “Willow Creek”). On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Lucky Shot project in Alaska. The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda USA Inc. (“Miranda”) by making certain expenditures over the next three years totaling $10,000,000. The principal terms of the Exploration and Option Agreement provide that the Company can earn an initial 20% interest in the Lucky Shot gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015, Miranda granted the Company a six-month extension to the dates related to the earn-in. Therefore, the Company can earn an initial 20% interest in the Lucky Shot gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project.

On January 15, 2015 and January 6, 2016, the Company paid $150,000 for a Lease Agreement between Miranda and a private company, and the amount was included in prepaid expenses and expensed over 12 months. In addition, the Company is committed to paying $150,000 every year on January 15. The purpose of this lease is to afford Miranda the opportunity to enter onto and produce minerals from certain patents and State of Alaska mining claims located in the State of Alaska. This lease is to be vended by Miranda to the joint venture upon the Company earning its initial 20% interest. On May 25, 2016, the Company received formal notice from Miranda that the Company has acquired a permanent 20% interest in the Lucky Shot project by virtue of meeting the initial earn-in required expenditures.

As of June 30, 2016, $1,112,514 was expended toward the Company’s initial 20% interest in the Lucky Shot project for engineering and technical services related to: research and development of a project permitting plan; support of the technical and geological assessment of the project; mine planning and engineering for the Coleman and Lucky Shot areas of the project; Coleman area access studies; preparation of a project preliminary economic assessment; a proprietary gravity-only gold recovery processing plant preliminary design and report; and the preparation of an updated independent draft mineral resource report on the Lucky Shot project.

The exploration and evaluation costs for the period ended June 30, 2016 are associated with hourly fees of geological, metallurgical and mining engineering consultants employed by a company controlled by a director, third party geological computer modeling services, third party consultants preparing an independent Preliminary Feasibility Study, third party metallurgical test work, and the office costs required for this work.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited - Expressed in US dollars)

11.	Subsequent Events

Subsequent to June 30, 2016, the Company entered into the following agreements:

●	On July 6, 2016, the Company entered into subscription agreements for the issuance of 100,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $25,000 in cash.

●	On July 8, 2016, the Company purchased a 30-acre parcel of private, undeveloped land in Alaska near the Lucky Shot project for the siting of a gold recovery plant.

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

Our unaudited interim financial statements for the three months ended June 30, 2016 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2017. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2016, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

GOLD TORRENT, INC. (the “Company”) was incorporated in Nevada as Celldonate Inc. on August 15, 2006. Historically we were in the business of developing mobile monetization solutions and applications. On September 10, 2013, certain shareholders, including the Company’s current Chief Executive Officer and its President, acquired approximately 53% of the Company’s issued and outstanding common stock resulting in a change of control. In connection with the transaction, Daniel Kunz was appointed Executive Chairman and Ryan Hart was appointed Chief Executive Officer and President. Thereafter the Company began to focus on acquiring ownership in late-stage exploration to development stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. On January 16, 2014, the Company changed its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. On that date, the Company also amended its Articles of Incorporation to (i) effectuate a reverse split of the Company’s common stock on a 1 for 5 basis; and (ii) increase the number of the Company’s authorized capital stock to 220,000,000 of which 200,000,000 were classified as common stock and 20,000,000 were classified as “blank check” preferred stock. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former shareholder to sell all intellectual property and assets associated with the previous business of the Company, pursuant to which the Company was released from certain liabilities amounting to $420,653.

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

On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement with Miranda U.S.A., Inc. (“Miranda”) for the Willow Creek project in Alaska (the “Exploration and Option Agreement”). The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The principal terms of the Exploration and Option Agreement provide that the Company can earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015 Miranda granted the Company a six-month extension to the dates related to the earn-in. Therefore the Company can earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project. The Company shall be the manager of the initial joint venture. The management committee during the initial earn–in period shall be comprised of one nominee from the Company and one nominee from Miranda.

Upon completion of the initial work commitment, the Company can then either terminate the agreement or exercise an option to enter into a limited liability company (“JV”) with Miranda under the following terms:

●	Miranda will assign the underlying twenty-year lease that includes 8700 acres of patented mining claims and State Claims on the Lucky Shot project to the JV and Miranda will retain a 30% participating interest in the JV;

●	The Company will solely fund the next US$8.93 million of expenditures on the JV to earn a 70% interest in the JV in two stages over the next two years; and

●	The Company shall be entitled to 90% of the cash flow from production at the Lucky Shot project until it recovers its US$10 million initial capital investment, and 80% of the cash flow from production thereafter until it recovers any of its initial investment that exceeds $10 million, and thereafter shall be entitled to 70% of project cash flows. Miranda shall be entitled to 10%, 20% and 30%, respectively, of the Lucky Shot cash flow.

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

As of June 30, 2016, $1,112,514 was expended toward the Company’s initial 20% interest in the Lucky Shot project for engineering and technical services related to: research and development of a project permitting plan; support of the technical and geological assessment of the project; mine planning and engineering for the Coleman and Lucky Shot areas of the project; Coleman area access studies; preparation of a project preliminary economic assessment; a proprietary gravity-only gold recovery processing plant preliminary design and report; and, the preparation of an updated independent draft mineral resource report on the Lucky Shot project.

The exploration and evaluation costs for the year ended March 31, 2016 and the quarter ended June 30, 2016 are associated with hourly fees of geological, metallurgical and mining engineering consultants employed by a company controlled by a director, and third party geological computer modeling services, independent engineering and geological service providers, metallurgical testing providers and the office cost required to manage and complete this work.

The Company is currently engaged with third party consultants to complete a Preliminary Feasibility Study on its Lucky Shot Project. The Preliminary Feasibility Study for the Lucky Shot Project was completed June 30, 2016.

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $2,120,350 through private placements of our common stock.

Results of Operations

For the Three Months ended June 30, 2016

During the three months ended June 30, 2016, we recognized $nil income, compared to $nil during the same period in the prior year.

During the three month period ended June 30, 2016, we recognized a loss from continuing operations of $344,764, compared to a loss of $431,518 during the same period in the prior year.

Our net loss per share for the three months ended June 30, 2016 was $0.03. Our net loss per share for the three months ended June 30, 2015 was $0.07,

During the three months ended June 30, 2016, we incurred total expenses of $344,764, compared to total expenses of $431,518 during the same period in the prior year.

Our total expenses during the three months ended June 30, 2016 consisted of $35,300 in accounting and legal fees, $162,582 in exploration and evaluation costs, $121,250 in executive compensation, $5,360 in licenses and fees, $1,237 in bank charges and finance fees, $13,651 in travel costs, and $5,384 in office expenses. For the same period ended June 30, 2015, we incurred expenses of $14,500 in accounting and legal fees, $352,495 in exploration and evaluation costs, $Nil in executive compensation, $41,161 in licenses and fees, $6,575 in bank charges and finance fees, $11,646 in travel costs, and $5,141 in office expenses. Our total expenses are significantly lower. The variation in expenses is mainly due to the higher accounting and legal fees, decreased licenses and travel costs, and lower development exploration fees related to the Lucky Shot property start up.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of June 30, 2016, we had $450,212 in cash and prepaid expenses, $506,575 in total liabilities and a working capital deficit of $56,363. As of June 30, 2016, we had an accumulated deficit of $2,385,521. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and advances from shareholders and former related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the three months ended June 30, 2016, we used $304,048 in cash on continuing operating activities, and paid back $94,729 in loans and received net $390,271 from cash provided by financing activities and gained cash of $86,223. During the same period in fiscal 2015 we used $70,562 in cash on continuing operating activities, and paid back $200,000 in loans and increased cash of $185,988.

During the three months ended June 30, 2016, we made payments of approximately $94,729 on the outstanding stockholders’ loan balance and received an additional $485,000 in proceeds from issuance of common stock, compared to payments $200,000 in cash during the same period in fiscal 2015. For the period ending June 30, 2016 the Company has accrued interest of $936 (March 31, 2015 - $13,446).

During the three months ended June 30, 2016, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $101,349 compared to approximately $23,520 during the same period in fiscal 2015. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $351,538 as of June 30, 2016 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $506,575. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on loans from shareholders to proceed with our plan of operations. Subsequent to June 30, 2016, we received proceeds from issuance of common stock of $25,000.

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

We expect to require approximately $5,000,000 to carry out our business strategy. Our plan of operations over the next 12 months is to obtain the necessary financing to earn an additional 25% interest in the Lucky Shot project by expending $2.44 million and advance the project to production. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from former related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the three months ended June 30, 2016 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $5,000,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On July 7, 2016, Gold Torrent, Inc. (the “Registrant”) terminated its offering to certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering (the “Offering”) shares of the Registrant’s common stock $0.001 per share (the “Common Stock”). As previously reported, the Registrant sold an aggregate of 8,000,000 shares (the “Shares”) of Common Stock at the price of $0.25 per share, for aggregate proceeds of $2,000,000 in the Offering.

The Shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The Shares have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

Date: August 16, 2016	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

