Form 10-Q
period 2016-09-30
Gold Torrent, Inc.
filed 2016-11-07
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 7, 2016, the registrant’s outstanding common stock consisted of 13,768,602 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

The unaudited interim financial statements of Gold Torrent, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

Interim Balance Sheets

(Unaudited - Expressed in US dollars)

	September 30, 2016	March 31, 2016
		(Audited)

Assets

Current
Cash	$361,785	$265,315
Prepaids and deposits	55,440	138,248
	$417,225	$403,563
Mill Land	100,507	0
	$517,732	$403,563

Liabilities

Current
Accounts payable (Note 6)	$128,734	$226,619
Accrued liabilities (Note 8)	373,607	279,750
Stockholders’ loans (Note 7)	-	93,793

	502,341	600,162

Stockholders’ Equity (Deficiency)

Common Stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
13,768,602 common shares, $0.001 par value	32,097	29,157
(March 31, 2016 – 10,828,600 common shares)
Additional Paid-in Capital	2,563,253	1,606,193
Contributed Surplus (Notes 4 and 5)	208,808	208,808
Deficit	(2,788,767)	(2,040,757)

	15,391	(196,599)

	$517,732	$403,563

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Six Months Ended September 30, 2016	For the Six Months Ended September 30, 2015
Expenses
Accounting and legal	$40,253	$28,000	$75,553	$42,500
Advertising and promotion		3,744		3,744
Bank charges and finance fees (Note 7)	347	2,578	1,584	9,153
Executive compensation (Note 8)	121,250	121,250	242,500	121,250
Exploration and development (Note 10)	251,778	53,609	414,360	406,104
Licenses and fees	45,139	43,854	50,499	85,015
Office	973	5,467	6,321	10,607
Share-based payments	-	8,850	-	8,850
Travel and entertainment	9,505	1,265	23,193	12,911
Loss before Other Items	(469,245)	(268,617)	(814,010)	(700,134)

Gain on settlement of debt	66,000	-	66,000	-
Net Loss and Comprehensive Loss for the Period	$(403,245)	$(268,617)	$(748,010)	$(700,134)

Weighted average number of common shares outstanding	12,468,162	8,193,618	12,619,203	8,193,618
Basic and diluted loss per share	$(0.03)	$(0.03)	(0.06)	(0.09)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Six Months Ended September 30, 2016	For the Six Months Ended September 30, 2015

Cash Flow from Operating Activities
Net loss for the period	$(748,010)	$(700,134)
Items not involving cash:
Accrued interest	-	8,803
Share-based payments	-	8,850
Gain on settlement of debt	(66,000)	-
Changes in non-cash working capital items:
Prepaids and deposits	82,808	71,250
Accounts payable and accrued liabilities	61,972	230,082

Cash Used in Operating Activities	(669,230)	(381,149)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	960,000	705,900
Repayment of stockholders’ loans	(93,793)	(201,825)

Cash Provided by Financing Activities	866,207	504,075

Cash Flow from Investing Activity
Investment in land	(100,507)	-

Cash Used in Investing Activity	(100,507)	-

Increase in Cash	96,470	122,926
Cash, Beginning of Period	265,315	80,037

Cash, End of Period	$361,785	$202,963

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Stockholders’ Equity (Deficiency)

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Deficit	Total
Balance, March 31, 2015	5,465,000	$23,793	$270,657	$199,958	$(736,215)	$(241,807)
Shares issued for cash	5,363,600	5,364	1,335,536	-	-	1,340,900
Share-based payments	-	-	-	8,850	-	8,850
Net loss for the year	-	-	-	-	(1,304,542)	(1,304,542)
Balance, March 31, 2016	10,828,600	29,157	1,606,193	208,808	(2,040,757)	(196,599)
Shares issued for cash	2,940,000	2,940	957,060	-	-	960,000
Net loss for the period	-	-	-	-	(748,010)	(748,010)
Balance, September 30, 2016	13,768,600	$32,097	$2,563,253	$208,808	$(2,788,767)	$15,391

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2016 and 2015

(Unaudited - Expressed in US dollars)

1.	Nature of Operations and Going Concern

GOLD TORRENT, INC. (the “Company”) was incorporated as a Nevada company on August 15, 2006. At the time of its inception, the Company created, tested and developed mobile applications, games and tools designed to engage consumers in transacting business via mobile devices. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former shareholder to sell all intellectual property and assets associated with the previous business of the Company, pursuant to which the Company was released from certain liabilities amounting to $420,653.

During the fiscal year ended March 31, 2015, the Company entered into an Exploration and Option to Enter Joint Venture Agreement with a third party (Note 10).

The Company has incurred losses since inception and has an accumulated deficit of $2,788,767 (March 31, 2016 - $2,040,757) as of September 30, 2016, with limited resources and limited source of operating cash flows. As of September 30, 2016, the Company’s working capital deficiency was $85,116 (March 31, 2016 – $196,599).

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

These unaudited interim financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim financial statements and notes included herein have been prepared on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements and notes for the fiscal year ended March 31, 2016, as filed in its Form 10-K.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2016 and 2015

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

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2016 and 2015

(Unaudited - Expressed in US dollars)

2.	Significant Accounting Policies (continued)

(e)	Financial instruments (continued)

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

Six Months Ended September 30, 2016 and 2015

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

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk as of September 30, 2016.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At September 30, 2016, the Company had accounts payable of $128,734 (March 31, 2016 - $226,619), which are due within 30 days or less. At September 30, 2016, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2016 - $15,000), and accrued executive compensation of $363,607 (March 31, 2016 - $264,750).

4.	Common Stock

During the year ended March 31, 2016, the Company entered into subscription agreements for the issuance of 5,363,600 shares of common stock at a purchase price of $0.25 per share for a total amount of $1,340,900 in cash.

During the period ended September 30, 2016, the Company entered into subscription agreements for the issuance of 2,040,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $510,000 in cash, and 900,000 shares of common stock at a purchase price of $0.50 per share for a total amount of $450,000 in cash.

5.	Stock Options

Stock options have been granted in conjunction with an Equity Incentive Plan (the “Plan”) for employees, directors and consultants, whereby a maximum aggregate number of common shares that may be issued under the Plan are 20,000,000 common shares. The term of the options is determined by the Board of Directors and cannot exceed 10 years. The exercise price of the stock options is determined by Board of Directors, but shall not be less than the fair market value of the common stock on the date of grant. Stock options granted under the Plan vest over varying periods at the discretion of the Board of Directors. During the period ended September 30, 2016 and fiscal year ended March 31, 2016, the Company did not grant any options to officers and directors of the Company.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2016 and 2015

(Unaudited - Expressed in US dollars)

The following table summarizes information about the Company’s stock options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, September 30, 2016, March 31, 2016 and 2015	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		September 30, 2016
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	150,000
July 30, 2019	$1.38	25,000	25,000
		175,000	175,000

The weighted average remaining contractual life of stock options outstanding at September 30, 2016 is 2.83 (March 31, 2016 – 3.33) years. As at September 30, 2016, unamortized share-based payment expense on the outstanding options is $Nil (March 31, 2016 - $Nil).

6.	Accounts Payable

Accounts payable as of September 30, 2016 includes the following:

●	$81,624 due to a company controlled by an officer and stockholder of the Company;

●	$6,439 due to an officer and stockholder of the Company; and,

●	$40,671 due to unrelated parties.

During the period ended September 30, 2016, the Company repaid $26,000 to a vendor to settle an amount owing of $92,000, which resulted in a gain on settlement of debt in the amount of $66,000.

7.	Stockholders’ Loans

As of September 30, 2016, current officers and stockholders of the Company had loans outstanding amounting to $Nil (March 31, 2016- $93,793). As of September 30, 2016, the Company had accrued interest of $Nil (March 31, 2016 - $13,446).

8.	Related Party Transactions

Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

Details of related party transactions are as follows:

(a)	Effective October 1, 2014, the Company signed a technical services and administration consulting agreement with a company controlled by a director, pursuant to which the Company agreed to pay a monthly fee of $9,529 including overhead and rent. During the period ended September 30, 2016, the Company paid or accrued various expenses of $76,589 (March 31, 2016 - $447,817) relating to this agreement. In addition, as of September 30, 2016, the Company paid or accrued finance fees of $Nil (March 31, 2016 - $10,000) to this director.

(b)	During the year ended March 31, 2016, the Company signed compensation agreements with three directors and officers. A total of $242,500 (2015 - $121,250) was accrued in the period ended September 30, 2016 as a result of these contracts, and $363,607 (March 31, 2016 - $264,750) is owed as of September 30, 2016.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Six Months Ended September 30, 2016 and 2015

(Unaudited - Expressed in US dollars)

9.	Segmented Information

The Company operates primarily in one business segment— the identification and development of mining projects. Substantially all of its assets and operations are located in the United States.

10.	Exploration and Development

On July 28, 2014, the Company entered into a non-binding Letter of Intent (“LOI”) with a third party to negotiate and enter into a Joint Venture Agreement for the development of the gold property known as Lucky Shot, Alaska (formerly known as “Willow Creek”). On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Lucky Shot project in Alaska. The Exploration and Option Agreement provides the Company with the right to earn up to a 70% interest in a joint venture with Miranda USA Inc. (“Miranda”) by making certain expenditures over the next three years totaling $10,000,000. The principal terms of the Exploration and Option Agreement initially provided that the Company could earn an initial 20% interest in the Lucky Shot gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015, Miranda granted the Company a six-month extension to the dates related to this earn-in. Therefore, the Company was able to earn an initial 20% interest in the Lucky Shot gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project. On May 25, 2016, the Company received formal notice from Miranda that the Company has acquired a permanent 20% interest in the Lucky Shot project by virtue of meeting the initial earning required expenditures.

On January 15, 2015 and January 6, 2016, the Company paid $150,000 for a Lease Agreement between Miranda and a private company, and the amount was included in prepaid expenses and expensed over 12 months. In addition, the Company is committed to paying $150,000 every year on January 15. The purpose of this lease is to afford Miranda the opportunity to enter onto and produce minerals from certain patents and State of Alaska mining claims located in the State of Alaska. This lease is to be transferred by Miranda to the joint venture upon the Company earning its initial 20% interest. The parties have agreed to postpone forming the joint venture company until the project finance discussions have been advanced to a point where the security and other requirements of the project investor can be determined.

On May 25, 2016, the Company received formal notice from Miranda that the Company has acquired a permanent 20% interest in the Lucky Shot project by virtue of meeting the initial earning required expenditures.

On July 8, 2016, the Company purchased a 30-acre parcel of private, undeveloped land for $100,507 in Alaska near the Lucky Shot project for the siting of a gold recovery plant.

The total of $1,508,549 expended for exploration and development costs consists of exploration, engineering and evaluation costs of $949,932 as of March 31, 2016, and $558,617 in development costs during the six months ended September 30, 2016, consisting of:

Mine engineering (including prepaid)	$142,355
Mill engineering	97,133
Metallurgy	55,623
Geology	40,240
Exploration drilling	50,591
Permitting	14,843
Development related travel	19,349
Development related administration	14,787
Development related rent	8,248
Property lease	14,917
Property acquisition	100,531
Total Cost	$558,617

11.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements relate to future events or our future financial performance and involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions.

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

Our unaudited interim financial statements for the three months ended September 30, 2016 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2017. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2016, as filed in our annual report on Form 10-K.

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

On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement with Miranda U.S.A., Inc. (“Miranda”) for the Willow Creek project in Alaska (the “Exploration and Option Agreement”). The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The initial principal terms of the Exploration and Option Agreement provided that the Company could earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015 Miranda granted the Company a six-month extension to the dates related to the earn-in. Therefore the Company could earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project. While the Company shall be the manager of the initial joint venture, the management committee during the initial earn–in period shall be comprised of one nominee from the Company and one nominee from Miranda.

Upon completion of the initial work commitment, the Company can then either terminate the agreement or exercise an option to enter into a limited liability company (“JV”) with Miranda under the following terms:

●	Miranda will assign the underlying twenty-year lease that includes 8700 acres of patented mining claims and State Claims on the Lucky Shot project to the JV and Miranda will retain a 30% participating interest in the JV;

●	The Company will solely fund the next US$8.93 million of expenditures on the JV to earn a 70% interest in the JV in two stages over the next two years while Miranda will hold the remaining 30%; and

●	The Company shall be entitled to 90% of the cash flow from production at the Lucky Shot project until it recovers its US$10 million initial capital investment, and 80% of the cash flow from production thereafter until it recovers any of its initial investment that exceeds $10 million, and thereafter shall be entitled to 70% of project cash flows. Miranda shall be entitled to 10%, 20% and 30%, respectively, of the Lucky Shot cash flow.

The Company plans to complete initial engineering, resource, permitting, and economic studies during the initial earn-in period with a goal to bring the Lucky Shot project, beginning initially in the Coleman area gold resource area, into production as soon as possible. Expansion and exploration drilling is planned during construction and during commercial production and is expected to expand the initial known mineralization well beyond the current levels.

On January 15, 2015, and January 6, 2016 the Company paid $150,000 for a Lease Agreement between Miranda USA Inc. and a private company, and the amount was included in prepaid expenses and expensed over 12 months. In addition, the Company is committed to paying $150,000 every year on January 15. The purpose of this lease is to afford Miranda USA Inc. the opportunity to enter onto and produce minerals from certain patented and State of Alaska mining claims located in the State of Alaska. This lease is to be transferred by Miranda to the joint venture upon the Company earning its initial 20% interest.

On May 25, 2016, the Company received formal notice from Miranda that the Company has acquired a permanent 20% interest in the Lucky Shot project by virtue of meeting the initial earning required expenditures. The parties have agreed to postpone forming the joint venture company until the project finance discussions have been advanced to a point where the security and other requirements of the project investor can be determined.

The Company engaged third party consultants to complete a Preliminary Feasibility Study on its Lucky Shot Project. The Preliminary Feasibility Study for the Lucky Shot Project was completed June 30, 2016. The study concludes, “The Project is projected to have robust economics at the base case gold and silver prices of $1,175/oz and $15.00/oz respectively. The Project would be economically viable based on the parameters considered in this study. The base case scenario produces approximately 79,100 salable ounces of gold and 7,700 salable ounces of silver over a 4.5-year period. The Project is most sensitive to the gold price and to operating costs, but not as sensitive to capital costs. The base case economic analysis of the Project shows an After-Tax NPV-10 of $5.28 million using a 200-tonne/day crushing/grinding/gravity separation plant. The total required initial and working capital is $16.2 million and reaches pay-back in 1.9 years at an after tax IRR of 21.8%.”

On July 8, 2016, the Company purchased for $100,507 a 30-acre parcel of private, undeveloped land in Alaska near the Lucky Shot project for the siting of a gold recovery plant.

During the current quarter the Company was engaged in project finance efforts culminating in three project finance term sheets. On September 16, 2016 management entered into a 45-day exclusivity period with one of the short-listed prospective investors. The Company inspected the Coleman underground works with one prospective project investor at the Lucky Shot project as part of their due diligence period.

During August the Company conducted assessment work on the project’s State of Alaska claim blocks. One 640-foot surface core drill hole was completed in an area underlain by the eastern extension of the Murphy Vein block. This drill hole was designed to test the concept that the zone encountered in the 2005 – 2009 prior owner drilling program extends across the valley floor at a depth of about 350 feet. The success of the drill hole provides a much larger resource target area for future exploration drilling. Following are interval assays:

				Gold Grade
From	To	Feet	Meters	(opt)	(g/t)
124	125	1	0.3	0.017	0.53
339	347	8	2.6	0.019	0.58
352	359	7	2.3	0.008	0.24

During August and September a third party consulting and engineering firm completed geotechnical and environmental baseline assessment work on the gold plant mill site including:

●	drilled four water monitoring wells

●	collected baseline water quality samples form the four wells

●	conducted chemical analysis of the water samples collected

●	excavated four pits to assess mill foundation load bearing strengths

●	completed laboratory analysis of the ground materials and

●	provided survey locations.

Detailed design and engineering work for the gold recovery plant was continued through the reporting period. The gravity only gold recovery plant design and final engineering is near complete and ready for construction drawings and plant to be completed. Logistics analyses have been completed for shipment of required plant equipment, materials and supplies from various vendors to the project site. The mine engineering work continued for the period on portal and surface logistics and requirements.

Planning continues for project permitting, staffing, training and project initiation and startup.

During the current period, we retained new legal counsel and terminated the services of our previous legal counsel. The termination resulted in the Company receiving a settlement of all past and current debt invoices, a mutual release from certain liabilities and obligations, and a $66,000 gain on the settlement of debt due to a negotiated discount.

The total of the $1,508,549 expended exploration and development costs, consists of the exploration and evaluation cost of $949,932 as of March 31, 2016, and the $558,617 development cost during the six months ending at September 30, 2016, consisting of: Mine Engineering cost (including prepaid) $142,355, Mill Engineering cost $97,133, Metallurgy cost $55,623, Geology cost $40,240, Exploration drilling cost $50,591, Permitting cost 14,843, development related travel cost $19,349, development related administration cost $14,787, development related rent cost $8,248, property lease cost $14,917, and Property Acquisition cost $100,531

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $2,595,350 through private placements of our common stock.

Results of Operations

For the Three Months ended September 30, 2016

During the three months ended September 30, 2016, we recognized $66,000 gain on settlement of debt, compared to $nil during the same period in the prior year.

During the three month period ended September 30, 2016, we recognized a loss from continuing operations of $403,245, compared to a loss of $268,617 during the same period in the prior year.

Our net loss per share for the three months ended September 30, 2016 was $0.03. Our net loss per share for the three months ended September 30, 2015 was $0.03,

During the three months ended September 30, 2016, we incurred total expenses of $469,245, compared to total expenses of $268,617 during the same period in the prior year.

Our total expenses during the three months ended September 30, 2016 consisted of $40,253 in accounting and legal fees, $251,778 in development costs, $121,250 in executive compensation, $45,139 in licenses and fees, $347 in bank charges and finance fees, $9,505 in travel costs, and $973 in office expenses. For the same period ended September 30, 2015, we incurred expenses of $28,000 in accounting and legal fees, $3,744 in advertising and promotion, $53,609 in exploration and evaluation costs, $121,250 in executive compensation, $43,854 in licenses and fees, $2,578 in bank charges and finance fees, $1,265 in travel costs, $8,850 in share-based payments, and $5,467 in office expenses. Our total expenses are significantly lower. The variation in expenses is mainly due to the higher development and exploration fees related to the Lucky Shot property start up.

For the Six Months ended September 30, 2016

During the six months ended September 30, 2016, we recognized $66,000 gain on settlement of debt, compared to $nil during the same period in the prior year.

During the six month period ended September 30, 2016, we recognized a loss from continuing operations of $748,010, compared to a loss of $700,134 during the same period in the prior year.

Our net loss per share for the six months ended September 30, 2016 was $0.06. Our net loss per share for the six months ended September 30, 2015 was $0.09,

During the six months ended September 30, 2016, we incurred total expenses of $814,010, compared to total expenses of $700,134 during the same period in the prior year.

Our total expenses during the six months ended September 30, 2016 consisted of $75,553 in accounting and legal fees, $414,360 in development costs, $242,500 in executive compensation, $50,499 in licenses and fees, $1,584 in bank charges and finance fees, $23,193 in travel costs, and $6,321 in office expenses. For the same period ended September 30, 2015, we incurred expenses of $42,500 in accounting and legal fees, $3,744 in advertising and promotion, $406,104 in exploration and evaluation costs, $121,250 in executive compensation, $85,015 in licenses and fees, $9,153 in bank charges and finance fees, $12,911 in travel costs, $8,850 in share-based payments, and $10,607 in office expenses. Our total expenses are similar. The variation in expenses is mainly due to the higher accounting and legal fees and decreased finance fees due to the payment of loans.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues besides the gain on settlement of debt. As of September 30, 2016, we had $417,225 in cash and prepaid expenses, $502,341 in total liabilities and a working capital deficit of $85,116. As of September 30, 2016, we had an accumulated deficit of $2,791,267. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and advances from shareholders and former and current related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2016, we used $669,230 in cash on continuing operating activities, and paid back $93,793 in loans and received net $765,700 from cash provided by financing activities after the investment of land for $100,507 and gained cash of $96,470. During the same period in fiscal 2015 we used $381,149 in cash on continuing operating activities, and paid back $201,825 in loans and increased cash of $122,936

During the six months ended September 30, 2016, we received an additional $960,000 in proceeds from issuance of common stock, compared to proceeds of $705,900 in cash during the same period in fiscal 2015. For the period ending September 30, 2016 the Company has accrued interest of $936 (March 31, 2016 - $13,446).

During the six months ended September 30, 2016, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $111,538 compared to approximately $63,524 during the same period in fiscal 2015. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $361,785 as of September 30, 2016 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $502,341. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on loans from shareholders to proceed with our plan of operations.

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

We expect to require approximately $5,000,000 in equity funds and up to $12 to $15 million in project funds to carry out our business strategy. Our plan of operations over the next 12 months is to obtain the necessary financing to earn at least an additional 25% interest in the Lucky Shot project by expending $2.44 million and advance the project to production. We also are seeking financing to earn the full 70% interest available. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from current related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the three months ended September 30, 2016 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $5,000,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer), or from third party investors including streaming, royalty and lending investors. If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. On September 16, 2016 we signed a non-binding term sheet with a prospective project investor that has a 45-day exclusivity period ending October 31 for Lucky Shot project finance. On October 6 the Company accompanied a prospective investor to the Coleman underground workings and to the various surface sites on a due diligence visit in Alaska. There is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

1.	We do not have a majority of independent directors. We have no policy on fraud and no code of ethics at this time.

2.	All cash management is conducted solely by the Company’s officers, which may result in the misappropriation of funds.

3.	The lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.

4.	We are in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Consulting Agreement by and between the Company and Daniel Kunz & Associates LLC related to services to be provided by Alexander Kunz, dated July 23, 2015*

10.2	Consulting Agreement by and between the Company and Daniel Kunz & Associates LLC related to services to be provided by Daniel Kunz, dated July 27, 2015*

10.3	Consulting Agreement by and between the Company and Ryan Hart, dated July 23, 2015*

10.4	General Services Agreement by and between the Company and Daniel Kunz & Associates LLC, dated January 1, 2015*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2016	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

