Form 10-Q
period 2016-12-31
Gold Torrent, Inc.
filed 2017-02-10
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 10, 2017, the registrant’s outstanding common stock consisted of 14,268,602 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

The unaudited interim financial statements of Gold Torrent, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

Interim Balance Sheets

(Unaudited - Expressed in US dollars)

	December 31, 2016	March 31, 2016
		(Audited)

Assets

Current
Cash	$202,226	$265,315
Prepaids and deposits	47,535	138,248
	249,761	403,563
Mill Land	100,507	-
	$350,268	$403,563

Liabilities

Current
Accounts payable (Note 6)	$118,216	$226,619
Accrued liabilities (Note 8)	433,107	279,750
Stockholders’ loans (Note 7)	-	93,793

	551,323	600,162

Stockholders’ Deficiency

Common Stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
14,268,602 common shares, $0.001 par value	32,597	29,157
(March 31, 2016 – 10,828,600 common shares)
Additional Paid-in Capital	2,812,753	1,606,193
Contributed Surplus (Notes 4 and 5)	208,808	208,808
Deficit	(3,255,213)	(2,040,757)

	(201,055)	(196,599)

	$350,268	$403,563

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015	For the Nine Months Ended December 31, 2016	For the Nine Months Ended December 31, 2015
Expenses
Accounting and legal	$21,311	$15,959	$96,864	$58,459
Advertising and promotion	-	-		3,744
Bank charges and finance fees (Note 7)	208	2,508	1,792	11,661
Executive compensation (Note 8)	121,250	121,250	363,750	242,500
Exploration and development (Note 10)	308,731	56,977	723,091	463,080
Licenses and fees	4,614	42,595	55,113	127,610
Office	1,588	4,712	7,908	15,320
Share-based payments	-	-	-	8,850
Travel and entertainment	8,743	7,595	31,938	20,506
Loss before Other Items	(466,445)	(251,596)	(1,280,456)	(951,730)

Gain on settlement of debt	-	-	66,000	-
Net Loss and Comprehensive Loss for the Period	$(466,445)	$(251,596)	$(1,214,456)	$(951,730)

Weighted average number of common shares outstanding	12,651,858	10,088,602	14,189,586	10,088,602
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.09)	$(0.09)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Nine Months Ended December 31, 2016	For the Nine Months Ended December 31, 2015

Cash Flow from Operating Activities
Net loss for the period	$(1,214,456)	$(951,730)
Items not involving cash:
Accrued interest	-	11,108
Share-based payments	-	8,850
Gain on settlement of debt	(66,000)	-
Changes in non-cash working capital items:
Prepaids and deposits	90,713	83,428
Accounts payable and accrued liabilities	110,954	204,853

Cash Used in Operating Activities	(1,078,789)	(643,491)

Cash Flow from Financing Activities
Net proceeds from issuance of common stock	1,210,000	1,155,900
Repayment of stockholders’ loans	(93,793)	(201,825)

Cash Provided by Financing Activities	1,116,207	954,075

Cash Flow from Investing Activity
Investment in land	(100,507)	-

Cash Used in Investing Activity	(100,507)	-

(Decrease) Increase in Cash	(63,089)	310,584
Cash, Beginning of Period	265,315	80,037

Cash, End of Period	$202,226	$390,621

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Statements of Stockholders’ Deficiency

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Deficit	Total
Balance, March 31, 2015	5,465,000	$23,793	$270,657	$199,958	$(736,215)	$(241,807)
Shares issued for cash	5,363,600	5,364	1,335,536	-	-	1,340,900
Share-based payments	-	-	-	8,850	-	8,850
Net loss for the year	-	-	-	-	(1,304,542)	(1,304,542)
Balance, March 31, 2016	10,828,600	29,157	1,606,193	208,808	(2,040,757)	(196,599)
Shares issued for cash	3,440,000	3,440	1,206,560	-	-	1,210,000
Net loss for the period	-	-	-	-	(1,214,456)	(1,214,456)
Balance, December 31, 2016	14,268,600	$32,597	$2,812,753	$208,808	$(3,255,213)	$(201,055)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2016 and 2015

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

The Company has incurred losses since inception and has an accumulated deficit of $3,255,213 (March 31, 2016 - $2,040,757) as of December 31, 2016, with limited resources and limited source of operating cash flows. As of December 31, 2016, the Company’s working capital deficiency was $301,562 (March 31, 2016 – $196,599).

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

Nine Months Ended December 31, 2016 and 2015

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

Nine Months Ended December 31, 2016 and 2015

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

Nine Months Ended December 31, 2016 and 2015

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

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk as of December 31, 2016.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2016, the Company had accounts payable of $118,216 (March 31, 2016 - $226,619), which are due within 30 days or less. At December 31, 2016, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2016 - $15,000), and accrued executive compensation of $423,107 (March 31, 2016 - $264,750).

4.	Common Stock

During the year ended March 31, 2016, the Company entered into subscription agreements for the issuance of 5,363,600 shares of common stock at a purchase price of $0.25 per share for a total amount of $1,340,900 in cash.

During the period ended December 31, 2016, the Company entered into subscription agreements for the issuance of 500,000 shares of common stock at a purchase price of $0.50 per share for a total amount of $250,000 in cash.

5.	Stock Options

Stock options have been granted in conjunction with an Equity Incentive Plan (the “Plan”) for employees, directors and consultants, whereby a maximum aggregate number of common shares that may be issued under the Plan are 20,000,000 common shares. The term of the options is determined by the Board of Directors and cannot exceed 10 years. The exercise price of the stock options is determined by Board of Directors, but shall not be less than the fair market value of the common stock on the date of grant. Stock options granted under the Plan vest over varying periods at the discretion of the Board of Directors. During the period ended December 31, 2016 and fiscal year ended March 31, 2016, the Company did not grant any options to officers and directors of the Company.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2016 and 2015

(Unaudited - Expressed in US dollars)

5.	Stock Options (continued)

The following table summarizes information about the Company’s stock options in accordance with its Plan:

	Number	Weighted- average exercise price
Balance, December 31, 2016, March 31, 2016 and 2015	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		December 31, 2016
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	150,000
July 30, 2019	$1.38	25,000	25,000
		175,000	175,000

The weighted average remaining contractual life of stock options outstanding at December 31, 2016 is 2.58 (March 31, 2016 – 3.33) years. As at December 31, 2016, unamortized share-based payment expense on the outstanding options is $Nil (March 31, 2016 - $Nil).

6.	Accounts Payable

Accounts payable as of December 31, 2016 includes the following:

●	$55,000 due to a company controlled by an officer and stockholder of the Company;

●	$25,000 due to a party as a partial advance to shares to be purchased; and

●	$38,216 due to unrelated parties.

During the nine months ended December 31, 2016, the Company repaid $26,000 to a vendor to settle an amount owing of $92,000, which resulted in a gain on settlement of debt in the amount of $66,000.

7.	Stockholders’ Loans

As of December 31, 2016, current officers and stockholders of the Company had loans outstanding amounting to $Nil (March 31, 2016- $93,793). As of December 31, 2016, the Company had accrued interest of $Nil (March 31, 2016 - $13,446).

8.	Related Party Transactions

Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

Details of related party transactions are as follows:

(a)	Effective October 1, 2014, the Company signed a technical services and administration consulting agreement with a company controlled by a director, pursuant to which the Company agreed to pay a monthly fee of $9,529 including overhead and rent. During the period ended December 31, 2016, the Company paid or accrued various expenses of $100,589 (March 31, 2016 - $447,817) relating to this agreement. In addition, as of December 31, 2016, the Company paid or accrued finance fees of $Nil (March 31, 2016 - $10,000) to this director.

(b)	During the year ended March 31, 2016, the Company signed compensation agreements with three directors and officers. A total of $363,750 (2015 - $121,250) was accrued in the period ended December 31, 2016 as a result of these contracts, and $423,107 (March 31, 2016 - $264,750) is owed as of December 31, 2016.

GOLD TORRENT, INC.

Notes to Interim Financial Statements

Nine Months Ended December 31, 2016 and 2015

(Unaudited - Expressed in US dollars)

9.	Segmented Information

The Company operates primarily in one business segment— the identification and development of mining projects. Substantially all of its assets and operations are located in the United States.

10.	Exploration and Development

On July 28, 2014, the Company entered into a non-binding Letter of Intent (“LOI”) with a third party to negotiate and enter into a Joint Venture Agreement for the development of the gold property known as Lucky Shot, Alaska (formerly known as “Willow Creek”). On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Lucky Shot project in Alaska. The Exploration and Option Agreement provides the Company with the right to earn up to a 70% interest in a joint venture with Miranda USA Inc. (“Miranda”) by making certain expenditures over the next three years totaling $10,000,000. The principal terms of the Exploration and Option Agreement initially provided that the Company could earn an initial 20% interest in the Lucky Shot gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015, Miranda granted the Company a Nine-month extension to the dates related to this earn-in. Therefore, the Company was able to earn an initial 20% interest in the Lucky Shot gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project. On May 25, 2016, the Company received formal notice from Miranda that the Company has acquired a permanent 20% interest in the Lucky Shot project by virtue of meeting the initial earning required expenditures.

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

The total of $1,807,830 expended for exploration and development costs consists of exploration, engineering and evaluation costs of $949,932 as of March 31, 2016, and $857,898 in development costs during the nine months ended December 31, 2016, consisting of:

Mine engineering (including prepaid)	$150,356
Mill engineering	281,056
Laboratory	16,788
Metallurgy	64,301
Geology	48,238
Exploration drilling	50,591
Permitting	23,920
Development related travel	36,689
Development related administration	14,874
Development related rent	17,067
Property lease	53,487
Property acquisition	100,531
Total Cost	$857,898

11.	Subsequent Events

The Company evaluates events that have occurred after the balance sheet date, but before the financial statements are issued. Based upon the evaluation, other than what is described above, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustments or disclosures in the financial statements.

On January 13, 2017, the Registrant sold 480,000 shares of common stock, par value $0.001 per share, at a purchase price of $0.50 per share for a total amount of $240,000.

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

Our unaudited interim financial statements for the three months ended December 31, 2016 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2017. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2016, as filed in our annual report on Form 10-K.

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

The Company engaged third party consultants to complete a Preliminary Feasibility Study on its Lucky Shot Project. The Preliminary Feasibility Study for the Lucky Shot Project was completed June 30, 2016. The study concludes, “The Project is projected to have robust economics at the base case gold and silver prices of $1,175/oz. and $15.00/oz. respectively. The Project would be economically viable based on the parameters considered in this study. The base case scenario produces approximately 79,100 salable ounces of gold and 7,700 salable ounces of silver over a 4.5-year period. The Project is most sensitive to the gold price and to operating costs, but not as sensitive to capital costs. The base case economic analysis of the Project shows an After-Tax NPV-10 of $5.28 million using a 200-tonne/day crushing/grinding/gravity separation plant. The total required initial and working capital is $16.2 million and reaches pay-back in 1.9 years at an after tax IRR of 21.8%.”

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

The total of the $1,807,830 expended exploration and development costs, consists of the exploration and evaluation cost of $949,932 as of March 31, 2016, and the $857,898 development cost during the Nine months ending at December 31, 2016, consisting of: Mine Engineering cost (including prepaid) $150,356, Mill Engineering cost $281,056, Laboratory Costs $16,788, Metallurgy cost $64,301, Geology cost $48,238, Exploration drilling cost $50,591, Permitting cost 23,920, development related travel cost $36,689, development related administration cost $14,874, development related rent cost $17,067, property lease cost $53,487, and Property Acquisition cost $100,531

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $2,845,350 through private placements of our common stock.

Results of Operations

For the Three Months ended December 31, 2016

During the three months ended December 31, 2016, we recognized $66,000 gain on settlement of debt, compared to $nil during the same period in the prior year.

During the three month period ended December 31, 2016, we recognized a loss from continuing operations of $466,445, compared to a loss of $251,596 during the same period in the prior year.

Our net loss per share for the three months ended December 31, 2016 was $0.04. Our net loss per share for the three months ended December 31, 2015 was $0.02,

During the three months ended December 31, 2016, we incurred total expenses of $466,445, compared to total expenses of $251,596 during the same period in the prior year.

Our total expenses during the three months ended December 31, 2016 consisted of $21,311 in accounting and legal fees, $308,731 in development costs, $121,250 in executive compensation, $4,614 in licenses and fees, $208 in bank charges and finance fees, $8,743 in travel costs, and $1,588 in office expenses. For the same period ended December 31, 2015, we incurred expenses of $15,959 in accounting and legal fees, $56,977 in exploration and evaluation costs, $121,250 in executive compensation, $42,595 in licenses and fees, $2,508 in bank charges and finance fees, $7,595 in travel costs, and $4,712 in office expenses. Our total expenses are significantly higher. The variation in expenses is mainly due to the higher development and exploration fees related to the Lucky Shot property start up.

For the Nine Months ended December 31, 2016

During the nine months ended December 31, 2016, we recognized $66,000 gain on settlement of debt, compared to $nil during the same period in the prior year.

During the nine month period ended December 31, 2016, we recognized a loss from continuing operations of $1,214,456, compared to a loss of $951,730 during the same period in the prior year.

Our net loss per share for the nine months ended December 31, 2016 was $0.09. Our net loss per share for the nine months ended December 31, 2015 was $0.09,

During the nine months ended December 31, 2016, we incurred total expenses of $1,280,456, compared to total expenses of $951,730 during the same period in the prior year.

Our total expenses during the nine months ended December 31, 2016 consisted of $96,864 in accounting and legal fees, $723,091in development costs, $363,750 in executive compensation, $55,113 in licenses and fees, $1,792 in bank charges and finance fees, $31,938 in travel costs, and $7,908 in office expenses. For the same period ended December 31, 2015, we incurred expenses of $58,459 in accounting and legal fees, $3,744 in advertising and promotion, $463,080 in exploration and evaluation costs, $242,500 in executive compensation, $127,610 in licenses and fees, $11,661 in bank charges and finance fees, $20,506 in travel costs, $8,850 in share-based payments, and $15,320 in office expenses. Our total expenses are higher. The variation in expenses is mainly due to the higher accounting and legal fees and development cost and decreased finance fees due to the payment of loans.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues besides the gain on settlement of debt. As of December 31, 2016, we had $249,761 in cash and prepaid expenses, $551,323 in total liabilities and a working capital deficiency of $301,562. As of December 31, 2016, we had an accumulated deficit of $3,255,213. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and advances from shareholders and former and current related parties. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the Nine months ended December 31, 2016, we used $1,078,789 in cash on continuing operating activities, and paid back $93,793 in loans and received net $1,116,207 from cash provided by financing activities, invested $100,507 in land and decreased cash by $63,089. During the same period in fiscal 2015 we used $643,491 in cash on continuing operating activities, and paid back $201,825 in loans and increased cash by $310,584.

During the Nine months ended December 31, 2016, we received an additional $1,210,000 in proceeds from issuance of common stock, compared to proceeds of $1,155,900 in cash during the same period in fiscal 2015. For the period ending December 31, 2016 the Company has accrued interest of $936 (March 31, 2016 - $13,446).

During the Nine months ended December 31, 2016, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $119,865 compared to approximately $71,499 during the same period in fiscal 2015. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $202,226 as of December 31, 2016 is not sufficient to cover our current monthly burn rate for the foreseeable future and not enough to pay our current liabilities balance of $551,323. Until we are able to complete private and/or public financing as described below, we anticipate that we will rely on loans from shareholders to proceed with our plan of operations.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from current related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our unaudited financial statements for the three months ended December 31, 2016 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $5,000,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer), or from third party investors including streaming, royalty and lending investors. If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. On September 16, 2016, we signed a non-binding term sheet with a prospective project investor that had a 45-day exclusivity period ending October 31 for Lucky Shot project finance which expired at that time. On November 10, 2016, we signed a non-binding term sheet with a prospective project investor that has a 45-day exclusivity period ending December 28 for Lucky Shot project finance. On November 21, the Company accompanied a prospective investor to the Lucky Shot underground workings and to the various surface sites on a due diligence visit in Alaska. The due diligence work and preparation of documents related to the prospective investor are continuing through this reporting period. There is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On July 8, 2016 Gold Torrent, Inc. (the Registrant”) initiated an offering of shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.50 per share. This Company is offering (the “Offering”) up to Ten Million Shares for an offering amount up to Five Million Dollars ($5,000,000) (the “Maximum Offering”), solely to accredited investors who qualify as accredited investors pursuant to the suitability standards for investors described under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) and who have no need for liquidity in their investments.

During the period ending December 31, 2016 the Registrant sold an aggregate of 500,000 Shares of Common Stock at the price of $0.50 per share for aggregate proceeds of $250,000 in the Offering.

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

The use of the proceeds from the Offering were for general corporate and administrative costs and to fund our operations for the project development related to the Alaska joint venture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period ended December 31, 2016, the Company entered into subscription agreements for $250,000 in cash for 500,000 shares of Common Stock representing approximately 3.4% of the number of outstanding shares of Common Stock at that time. Following the period and on January 13, 2017, the Registrant sold 480,000 shares at a purchase price of $0.50 per share for a total amount of $240,000.

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

Date: February 10, 2017	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

