Form 10-K
period 2017-03-31
Gold Torrent, Inc.
filed 2017-06-23
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

As of June 23, 2017, the registrant’s outstanding common stock consisted of 18,208,602 shares.

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

Business Overview

Gold Torrent, Inc. (the “Company”) was incorporated in Nevada as Celldonate Inc. on August 15, 2006. Historically we were in the business of developing mobile monetization solutions and applications. On September 10, 2013, certain shareholders, including the Company’s current Chief Executive Officer and its President, acquired approximately 53% of the Company’s issued and outstanding common stock resulting in a change of control. In connection with the transaction, Daniel Kunz was appointed Executive Chairman and Ryan Hart was appointed Chief Executive Officer and President. Thereafter the Company began to focus on acquiring ownership in late-stage exploration to development stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. On January 16, 2014, the Company changed its name to “Gold Torrent, Inc.” in order to better reflect the direction and business of the Company. On that date, the Company also amended its Articles of Incorporation to (i) effectuate a reverse split of the Company’s common stock on a 1 for 5 basis; and (ii) increase the number of the Company’s authorized capital stock to 220,000,000 of which 200,000,000 were classified as common stock and 20,000,000 were classified as “blank check” preferred stock. On November 19, 2014, the Company entered into a Spin-off Agreement (the “Agreement”) with a company controlled by a former shareholder to sell all intellectual property and assets associated with the previous business of the Company, pursuant to which the Company was released from certain liabilities amounting to $420,653. Daniel Kunz was subsequently named Chief Executive Officer and Chairman and Mr. Hart was named President.

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

On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement with Miranda U.S.A., Inc. (“Miranda”) for the Willow Creek project in Alaska (the “Exploration and Option Agreement”). The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The initial principal terms of the Exploration and Option Agreement provided that the Company could earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015 Miranda granted the Company a six-month extension to the dates related to the earn-in. Therefore the Company would earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project. While the Company shall be the manager of the initial joint venture, the management committee during the initial earn–in period shall be comprised of one nominee from the Company and one nominee from Miranda.

Upon completion of the initial work commitment, the Company can then either terminate the agreement or exercise an option to enter into a limited liability company (“JV”) with Miranda under the following terms:

●	Miranda will assign the underlying twenty-year lease that includes 8,700 acres of patented mining claims and State Claims on the Lucky Shot project to the JV and Miranda will retain a 30% participating interest in the JV;

●	The Company will solely fund the next US$8.93 million of expenditures on the JV to earn a 70% interest in the JV while Miranda will hold the remaining 30%; and

●	The Company shall be entitled to 90% of the cash flow from production at the Lucky Shot project until it recovers its US$10 million initial capital investment, and 80% of the cash flow from production thereafter until it recovers any of its initial investment that exceeds $10 million, and thereafter shall be entitled to 70% of project cash flows. Miranda shall be entitled to 10%, 20% and 30%, respectively, of the Lucky Shot cash flow.

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

On January 15, 2015, and January 6, 2016 the Company paid $150,000 for a Lease Agreement between Miranda USA Inc. and a private company, and the amount was included in prepaid expenses and expensed over 12 months. In addition, the Company is committed to paying $150,000 each year on January 15. The purpose of this lease is to afford Miranda USA Inc. the opportunity to enter onto and produce minerals from certain patented and State of Alaska mining claims located in the State of Alaska. This lease is to be transferred by Miranda to the joint venture upon the Company earning its initial 20% interest.

On May 25, 2016, the Company received formal notice from Miranda that the Company has acquired a permanent 20% interest in the Lucky Shot project by virtue of meeting the initial earning required expenditures.

The Company engaged third party consultants to complete a Preliminary Feasibility Study on its Lucky Shot Project. The Preliminary Feasibility Study for the Lucky Shot Project was completed on June 30, 2016. The study concludes, “The Project is projected to have robust economics at the base case gold and silver prices of $1,175/oz. and $15.00/oz. respectively. The Project would be economically viable based on the parameters considered in this study. The base case scenario produces approximately 79,100 salable ounces of gold and 7,700 salable ounces of silver over a 4.5-year period. The Project is most sensitive to the gold price and to operating costs, but not as sensitive to capital costs. The base case economic analysis of the Project shows an After-Tax NPV-10 of $5.28 million using a 200-tonne/day crushing/grinding/gravity separation plant. The total required initial and working capital is $16.2 million and reaches pay-back in 1.9 years at an after tax IRR of 21.8%.”

On July 8, 2016, the Company purchased for $100,507 a 30-acre parcel of private, undeveloped land in Alaska near the Lucky Shot project for the siting of a gold recovery plant.

During August 2017 the Company conducted assessment work on the project’s State of Alaska claim blocks. One 640-foot surface core drill hole was completed in an area underlain by the eastern extension of the Murphy Vein block. This drill hole was designed to test the concept that the zone encountered in the 2005 – 2009 prior owner drilling program extends across the valley floor at a depth of about 350 feet. The success of the drill hole provides a much larger resource target area for future exploration drilling. Following are interval assays:

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

On Feb 15, 2017 the Company entered into a convertible preferred note and investment agreement (“Agreement”) with CRH Mezzanine Pte. Ltd., a Singapore private limited company and CRH Funding II Pte. Ltd., a Singapore private limited company (collectively, “CRH”) for a $2,000,000 convertible preferred note and a $11,250,000 gold and silver prepayment arrangement for the Company’s Lucky Shot Gold Project (the “Streaming Arrangement”).

On February 14, 2017 the Company received $1,900,000 in proceeds from the note, net of CRH’s legal expenses, to be used as part of the Company’s initial investment in the Project.

Concurrent with the closing and funding of the convertible preferred note, the Company and Miranda U.S.A., Inc., a wholly-owned subsidiary of Miranda Gold Corp of Canada, executed a joint venture operating agreement and formed Alaska Gold Torrent LLC, an Alaska limited liability company under which the Company now owns a seventy percent (70%) undivided interest in the Project.

Under the terms of the Agreement, the Company borrowed $2,000,000 from the Preferred Note Investor evidenced by convertible preferred notes which will convert into 15% of the shares of common stock of the Company on a post-money basis on the earlier of: (i) a Canadian Going Public Transaction or (ii) funding of the Gold and Silver Prepayment Agreement and following an equity raise by the Company of $5,000,000 or more of which $2,000,000 will be the conversion of the preferred notes. The obligations under the preferred notes are secured by a first priority security interest in all of the assets of the Company pursuant to the terms of a security and pledge agreement.

The Company also entered into the Streaming Arrangement among the Stream Investor, the Company, Miranda and Alaska Gold Torrent LLC, under which the Stream Investor will invest up to US$11,250,000, which will be credited to the Company’s investment in Alaska Gold Torrent LLC, as follows:

(i)	US$6,500,000 upon satisfaction of certain Tranche 1 conditions; and,

(ii)	US$4,750,000 upon satisfaction of certain Tranche 2 conditions including receipt of all necessary permits.

The obligations of Alaska Gold Torrent LLC under the Streaming Agreement are secured by a deed of trust, and guaranteed by the Company. In consideration of the $11,250,000 investment by the Stream Investor, Alaska Gold Torrent LLC’s Project will deliver 18% of its annual production of refined gold and silver to the Stream Investor until it has received 20,000 Ounces of gold equivalent; 10% of the annual production until an additional 5,000 Ounces have been delivered; and 5% of the annual production thereafter coming from the patented mining claims of Alaska Gold Torrent LLC and 2.5% of the production coming from the unpatented mining claims. The delivery of Ounces and the repayments under the Gold and Silver Prepayment Agreement shall be borne entirely from the Company’s interest from its Alaska Gold Torrent LLC allocations and cash distributions. Miranda shall be entitled to receive its allocations and the resulting cash distributions using calculations that determine the after-tax cash flow distributions that would have occurred on an “all equity” basis showing cash distributions and allocations assuming the financing had not occurred. The Company is entitled to 90% of the Alaska Gold Torrent LLC cash flow until $10,000,000 is returned, 80% until the remainder of its investment in Alaska Gold Torrent LLC in excess of $10,000,000 is returned, and 70% thereafter.

Alaska Gold Torrent LLC is subject to certain events of default under the Gold and Silver Prepayment Agreement including if, from the date of the Tranche 1 drawdown, Alaska Gold Torrent LLC fails to produce at least 5,000 Ounces and deliver to the Stream Investor at least 1,000 Ounces by the 18th month; produce at least 10,000 and deliver to the Stream Investor at least 2,000 Ounces by the 24th month; produce 20,000 and deliver to the Stream Investor at least 4,000 Ounces by the 36th month; deliver to the Stream Investor at least 10,000 Ounces by the 48th month; deliver to the Stream Investor at least 19,400 Ounces by the 60th month; and deliver to the Stream Investor at least 23,900 Ounces by the 72nd month.

In consideration for the commitments under the Agreement, the Company issued the Preferred Note Investor common stock purchase warrants to purchase two million shares of common stock of the Company at an exercise price of US$0.50 per share for a period of three years from the date of issuance. In conjunction with the transaction, the Company and the Preferred Note Investor also entered into an Investor Rights Agreement, and an Indemnity Agreement. The convertible preferred note and warrants were issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated by the SEC under the Securities Act.

As part of the Agreement, CRH nominated Mr. Pat Okita, PhD to join the Gold Torrent board of directors and the board has unanimously approved his appointment. Mr Okita joined the board effective Feb 15, 2017

Planning continues for project permitting, staffing, training, and project initiation.

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loans and completed several rounds of financing, raising $5,090,350 through private placements of our common stock and funding of the convertible preferred note with CRH.

Employees

We have four executives, of whom three are full time. Our subsidiary Alaska Gold Torrent LLC is adding staff and hiring contract services for the project engineering and construction work.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 960 Broadway Avenue, Suite 530, Boise, Idaho 83706.

This office is currently leased to us since July 1, 2017, and we recognize an expenses of $3,030 rent per month for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property for the company in the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the trading symbol “GTOR”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)
March 31, 2017	0.60	0.50
December 31, 2016	0.68	0.65
September 30, 2016	0.50	0.50
June 30, 2016	0.50	0.35
March 31, 2016	0.25	0.25
December 31, 2015	0.40	0.40
September 30, 2015	0.27	0.27
June 30, 2015	0.15	0.15
March 31, 2015	0.70	0.14
December 31, 2014	0.70	0.70
September 30, 2014	3.00	2.00
June 30, 2014	3.00	3.00

Holders

As of June 23, 2017, there were approximately 61 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

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

Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	175,000	$1.27	19,825,000
Equity compensation plans not approved by security holders
Total	175,000	$1.27	19,825,000

The company has granted stock options in conjunction with an Equity Incentive Plan (the “Plan”) for employees, directors and consultants, whereby a maximum aggregate number of common shares that may be issued under the Plan are 20,000,000 common shares. The term of the options is determined by the Board of Directors and cannot exceed 10 years. The exercise price of the stock options is determined by Board of Directors, but shall not be less than the fair market value of the common stock on the date of grant. Stock options granted under the Plan vest over varying periods at the discretion of the Board of Directors. During the fiscal year ended March 31, 2017, the Company granted no options, and plans to terminate the stock option plan and replace it with a new one upon closing of expected financing.

During the fiscal year ended March 31, 2015, the Company granted 175,000 options to officers and directors of the Company with the following vesting terms: 1/3 on date of grant, 1/3 six months from date of grant, and 1/3 one year from date of grant.

The following table summarizes information about the Company’s share options in accordance with its Plan:

	Number	Weighted-average exercise price
Balance, March 31, 2015	175,000	$1.27
Granted
Balance, March 31, 2016	175,000	$1.27
Granted	-	$-
Balance, March 31, 2017	175,000	$1.27

The Company’s stock options are outstanding and exercisable as follows:

		March 31, 2017
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	100,000
July 30, 2019	$1.38	25,000	16,667
		175,000	116,667

The weighted average remaining contractual life of stock options outstanding at March 31, 2017 is 2.33 (March 31, 2016 – 3.33) years.

Subsequent to year-end, in April 2017 the board approved a new “2016 Stock Option and Bonus Plan” granting up to 3,000,000 Options to the directors, officers, employees, subsidiary employees and advisors. A number of key subsidiary employees have not been hired yet and are not expected to be hired until later in 2017, the total amount of Options to be issued at this time is 2,175,000.

The fair value of all stock options granted are estimated using the Black-Scholes option pricing model with the following weighted-average assumptions and resulting in the following weighted-average fair values:

March 31, 2017
Risk-free interest rate	1.77%
Expected dividend yield	0%
Expected share price volatility	178%
Expected option life in years	3
Fair value	$1.20

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2017, the Company entered into subscription agreements for the issuance of 2,040,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $510,000 in cash.

During the period ended March 31, 2017, the Company entered into subscription agreements for the issuance of 1,890,000 shares of common stock at a purchase price of $0.50 per share for a total amount of $945,000 in cash

On April 7, 2017, the Company authorized the issuance of Four Million (4,000,000) shares of its common stock, par value $0.001 per share (the “Common Stock”) to certain members of the Company’s management and technical team for their outstanding service to the Company (the “Share Awards”).

Also on April 7, 2017, the Company authorized options (the “Options”) to purchase Three Million (3,000,000) shares of Common Stock (the “Option Shares”) to officers, directors, key employees and managers in order to compensate, retain and incentivize such personnel. The Options are exercisable for five years and vest equally over three years with one-third of the number of Option Shares vesting immediately.

Subsequent to year-end, in April 2017, the Company issued 2,100,000 bonus shares of common stock as compensation to its current management and technical team for $0.50 per share strike price and 1,350,000 bonus shares of common stock as compensation to its current CEO and Chairman for $0.55 per share strike price as required by the 2016 Stock Option and Bonus Plan as set out in the table in note 5.

The maximum aggregate number of common shares that may be issued under this Plan are 4,000,000 restricted bonus shares. The Shares have not been registered under the Securities Act.

The Bonus Shares shall be restricted from sale, transfer or hypothecation, for the longer of: i) a one year period from the grant date; and, ii) the date when Lucky Shot Project is in receipt of all required permits authorizations, licenses, certificates, and other necessary approvals required for and achieves commercial production;

The board also approved in the new “2016 Stock Option and Bonus Plan” which authorizes the granting up to 3,000,000 Options to directors, officers, employees, subsidiary employees and advisors.

The Options shall vest with 1/3 of the award amount exercisable immediately upon issuance, 1/3 of the award exercisable on the date that is one year from the grant date, and 1/3 of the award exercisable on the date that is two years from the grant date. The Options shall expire (5) years from the grant date.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

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

Results of Operations

Revenues

We have a limited operational history. From our inception on August 15, 2006 to March 31, 2017, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

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

The disposal of the net liabilities of the operations resulted in a gain of $418,593. During the current year, we retained new legal counsel and terminated the services of our previous legal counsel. The termination resulted in the Company receiving a settlement of all past and current debt invoices, a mutual release from certain liabilities and obligations, and a $66,000 gain on the settlement of debt due to a negotiated discount.

Expenses

During the fiscal year ended March 31, 2017, we incurred total expenses of $2,012,671 including $156,382 in accounting and legal fees, $485,000 in executive compensation, $60,907 in licenses and fees, $1,094,138 in exploration and evaluation fees, $9,393 in office expenses, $1,333 in bank charges, 166,497 in interest and finance fees, $38,784 in travel and entertainment, and $2,517 in insurance.

For the fiscal year ended March 31, 2016, we incurred total expenses of $1,304,542, including $83,305 in accounting and legal fees, $363,750 in executive compensation $19,613 in licenses and fees, $762,065 in exploration and evaluation fees, $14,296 in bank charges, $28,696 in travel and entertainment, $20,223 in office expenses, $3,744 in advertising and promotion, and $8,850 in share-based payments.

The variation in expenses is mainly due to the legal fees and the exploration and evaluation costs incurred for engineering and consultations related to the Lucky Shot property, executive compensation and licenses and fees.

Net Loss

For the fiscal year ended March 31, 2017, we incurred a net loss of $1,946,671 and a net loss per share of $0.17. For the fiscal year ended March 31, 2016, we incurred a net loss of $1,304,542 and a net loss per share of $0.15.

Liquidity and Capital Resources

As of March 31, 2017, we had $1,584,684 in cash, and paid $153,487 in prepaids and deposits, $2,831,487 in total liabilities a working capital surplus of $906,324, and a secured convertible preferred note for $2,000,000. We also had invested $100,506 in mill land and funded the JV with 304,900 in capital. As of March 31, 2016, we had $265,315 in cash, and paid $138,248 in prepaids and deposits, $600,162 in total liabilities and a working capital deficit of $196,599. We are dependent on funds raised through equity financing and advances from related parties and loans payable. Our cumulative net loss of $3,961,947 was funded by equity financing and the convertible note. Since our inception on August 15, 2006, we have raised gross proceeds of $3,090,350 in cash from the sale of our securities. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the fiscal year ended March 31, 2017, we spent $1,880,352 on operating activities. During the fiscal year ended March 31, 2016, we spent $$953,797 on operating activities. Our increase in cash spending on operating activities during the fiscal year ended March 31, 2017 was primarily due to the exploration and evaluation costs incurred for engineering and consultations related to the Lucky Shot property start up, executive compensation and licenses and fees.

During the fiscal year ended March 31, 2017, we invested $100,506 in mill land and funded the JV with $304,900 in capital. In 2016 we did not engage in any investing activities.

During the fiscal year ended March 31, 2017, we made payments of approximately $93,793 on the outstanding stockholder’s loan balances and we received $1,455,000 in cash from financing activities in net proceeds from the issuance of our common stock and $2,000,000 in a secured convertible loan, for a total cash provided of $2,965,689 compared to cash receipts of $201,825 on the outstanding stockholder’s loan balances and we received $1,340,900 in cash from financing activities in net proceeds from the issuance of our common stock for a total cash provided of $1,139,075 during the fiscal year ended March 31, 2016.

Our increase in cash for the fiscal year ended March 31, 2017 of $1,319,369 was mainly due to increase in cash from financing activities.

During the fiscal year ended March 31, 2017, our monthly cash requirements to fund our operating activities, was approximately $156,696 compared to approximately $79,483 during the fiscal year ended March 31, 2016. In the absence of the continued sale of our common stock or advances from related parties, our cash of $1,584,684 as of March 31, 2017 is sufficient to cover our current monthly burn rate for three months and to pay our current liabilities balance of $831,847.

Future Financings

The Company also entered into the Streaming Arrangement among CRH, the Company, Miranda and Alaska Gold Torrent LLC, under which the Stream Investor will invest up to US$11,250,000, which will be credited to the Company’s investment in Alaska Gold Torrent LLC, as follows:

(i)	US$6,500,000 upon satisfaction of certain Tranche 1 conditions; and,

(ii)	US$4,750,000 upon satisfaction of certain Tranche 2 conditions including receipt of all necessary permits.

Alaska Gold Torrent LLC is subject to certain events of default under the Gold and Silver Prepayment Agreement including if, from the date of the Tranche 1 drawdown, Alaska Gold Torrent LLC fails to produce at least 5,000 and deliver to the Stream Investor at least 1,000 Ounces by the 18th month; produce at least 10,000 and deliver to the Stream Investor at least 2,000 Ounces by the 24th month; produce 20,000 and deliver to the Stream Investor at least 4,000 Ounces by the 36th month; deliver to the Stream Investor at least 10,000 Ounces by the 48th month; deliver to the Stream Investor at least 19,400 Ounces by the 60th month; and deliver to the Stream Investor at least 23,900 Ounces by the 72nd month.

The development plan is to initiate gold production based on a preliminary feasibility study and not based on a full feasibility study of the mineral reserves demonstrating that level of economic and technical viability. Readers are cautioned that there is increased uncertainty and higher risk of economic and technical failure associated with such production decisions.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon outside financing to carry out our operations. Our audited financial statements for the year ended March 31, 2017 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2017 and 2016

Consolidated Financial Statements

(Expressed in US Dollars)

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gold Torrent, Inc.

We have audited the accompanying consolidated balance sheets of Gold Torrent, Inc. as at March 31, 2017 and 2016, and the related consolidated statements of operations, cash flows and stockholders’ deficiency for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Torrent, Inc. as at March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada

June 22, 2017	Chartered Professional Accountants

GOLD TORRENT, INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2017	March 31, 2016
Assets
Current Assets
Cash	$1,584,684	$265,315
Prepaids and deposits	153,487	138,248
	1,738,171	403,563
Long Term Assets
Mineral property interest (Note 10)	405,406	-

Total Assets	$2,143,577	$403,563

Liabilities

Current Liabilities
Accounts payable (Note 6)	$356,274	$226,619
Accrued liabilities (Note 8)	475,573	279,750
Stockholders’ loans (Note 7)	-	93,793
	831,847	600,162
Long Term Liabilities
Convertible preferred note (Note 11)	2,000,000	-

Total Liabilities	2,831,847	600,162
Stockholders’ Deficiency
Common Stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
14,758,600 common shares, $0.001 par value	33,087	29,157
(2016 - 10,828,600 common shares)
Additional Paid-in Capital	3,057,263	1,606,193
Contributed Surplus	208,808	208,808
Deficit	(3,987,428)	(2,040,757)

Total Stockholders’ Deficiency	(688,270)	(196,599)

Total Liabilities and Stockholders’ Deficiency	$2,143,577	$403,563

Nature of operations and going concern (Note 1)

See accompanying notes to consolidated financial statements.

GOLD TORRENT, INC.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Year Ended March 31, 2017	For the Year Ended March 31, 2016
Expenses
Accounting and legal	$156,382	$83,305
Advertising and promotion	-	3,744
Bank charges, interest and finance fees	165,550	14,296
Executive compensation (Note 8)	485,000	363,750
Exploration and evaluation (Note 10)	1,094,138	762,065
Insurance	2,517	-
Licenses and fees	60,907	19,613
Office	9,393	20,223
Share-based payments	-	8,850
Travel and entertainment	38,784	28,696
Loss from Operations	(2,012,671)	(1,304,542)

Gain on settlement of debt (Note 6)	66,000	-

Net Loss and Comprehensive Loss for the Year	$(1,946,671)	$(1,304,542)

Weighted average number of common shares outstanding	11,196,171	8,595,185
Basic and diluted loss per share	$(0.17)	$(0.15)

See accompanying notes to consolidated financial statements.

GOLD TORRENT, INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended March 31, 2017	For the Year Ended March 31, 2016

Cash Flow from Operating Activities
Net loss for the year	$(1,946,671)	$(1,304,542)
Items not involving cash:
Share-based payments	-	8,850
Accrued interest	25,205	13,446
Gain on settlement of debt	(66,000)	-
Changes in non-cash working capital items:
Prepaids and deposits	(15,239)	(16,998)
Accounts payable and accrued liabilities	122,353	345,447

Cash Used in Operating Activities	(1,880,352)	(953,797)

Cash Flow from Investing Activity
Investment in mineral property interest	(161,486)	-
Cash Used in Investing Activity	(161,486)

Cash Flow from Financing Activities
Proceeds from issuance of common stock	1,455,000	1,340,900
Proceeds from convertible preferred note	2,000,000	-
Repayment of stockholders’ loans	(93,793)	(201,825)

Cash Provided by Financing Activities	3,361,207	1,139,075

Increase in Cash	1,319,369	185,278
Cash, Beginning of Year	265,315	80,037

Cash, End of Year	$1,584,684	$265,315

Supplemental Information
Tax paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

GOLD TORRENT, INC.

Consolidated Statements of Stockholders’ Deficiency

(Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Deficit	Total
Balance, March 31, 2015	5,465,000	$23,793	$270,657	$199,958	$(736,215)	$(241,807)
Shares issued for cash	5,363,600	5,364	1,335,536	-	-	1,340,900
Share-based payments	-	-	-	8,850	-	8,850
Net loss for the year	-	-	-	-	(1,304,542)	(1,304,542)
Balance, March 31, 2016	10,828,600	29,157	$1,606,193	208,808	(2,040,757)	(196,599)
Shares issued for cash	3,930,000	3,930	1,451,070	-	-	1,455,000
Net loss for the year	-	-	-	-	(1,946,671)	(1,946,671)
Balance, March 31, 2017	14,758,600	$33,087	$3,057,263	$208,808	$(3,987,428)	$(688,270)

See accompanying notes to consolidated financial statements.

GOLD TORRENT, INC.

Notes to Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

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

The Company has incurred losses since inception and has an accumulated deficit of $3,987,428 (2016 - $2,040,757) as of March 31, 2017, with limited resources and limited source of operating cash flows. As at March 31, 2017, the Company has a working capital of $906,324 (2016 - $196,599 working capital deficiency).

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short-term, raising additional capital through equity or debt financing either from its own resources or from third parties, and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these consolidated financial statements could be material.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classifications of the liabilities that may result from the inability of the Company to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional and reporting currency is the US dollar. These consolidated financial statements include the accounts of the Company and the accounts of the Company’s 70% owned subsidiary, Alaska Gold Torrent, LLC, incorporated in the State of Alaska. For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

(b)	Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to accounts payable and accrued liabilities, the fair value of warrants attached to common shares issued, the fair value of shares issued for services, the fair value of stock options granted, and the recoverability of income tax assets. While management believes the estimates used are reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

GOLD TORRENT, INC.

Notes to Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

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

GOLD TORRENT, INC.

Notes to Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

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

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk as at March 31, 2017 and 2016.

GOLD TORRENT, INC.

Notes to Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At March 31, 2017, the Company had accounts payable of $356,274 (2016 - $226,619), which are due within 30 days or less. As at March 31, 2017, accrued liabilities consist of accrued accounting and legal fees of $15,000 (2016 - $15,000), accrued interest of $25,205 (2016 - $Nil), accrued executive compensation of $407,607 (2016 - $264,750), and exploration and development costs of $27,761 (2016 - $Nil).

4.	Common Stock

During the year ended March 31, 2016, the Company entered into subscription agreements for the issuance of 5,363,600 shares of common stock at a purchase price of $0.25 per share for a total amount of $1,340,900 in cash.

During the year ended March 31, 2017, the Company entered into subscription agreements for the issuance of 2,040,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $510,000 in cash, and 1,890,000 shares of common stock at a purchase price of $0.50 per share for a total amount of $945,000 in cash.

Subsequent to year-end, in April 2017, the Company entered into subscription agreements for the issuance of 2,100,000 bonus shares of common stock as compensation to its current management and technical team for $0.50 per share, and 1,350,000 bonus shares of common stock as compensation to its current CEO and Chairman for $0.55 per share.

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

GOLD TORRENT, INC.

Notes to Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in US dollars)

5.	Stock Options (Continued)

The Company’s stock options are outstanding and exercisable as follows:

		March 31, 2017
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	150,000
July 30, 2019	$1.38	25,000	25,000
		175,000	175,000

During the fiscal years ended March 31, 2017 and 2016, the Company did not grant any stock options. The weighted average remaining contractual life of stock options outstanding at March 31, 2017 is 2.33 (2016 – 3.33) years.

Subsequent to year-end, in April 2017, the Board approved a new “2016 Stock Option and Bonus Plan” granting up to 3,000,000 options to the directors, officers, employees, subsidiary employees and advisors; the total amount of options granted was 2,175,000.

6.	Accounts Payable

Accounts payable as at March 31, 2017 includes the following:

- $55,000 due to a company controlled by an officer and stockholder of the Company; and

- $301,274 due to consultants and unrelated parties.

During the year ended March 31, 2017, the Company repaid $26,000 to a vendor to settle an amount owing of $92,000, which resulted in a gain on settlement of debt in the amount of $66,000.

7.	Stockholders’ Loans

As at March 31, 2017, current officers and stockholders of the Company had loans outstanding of $Nil (2016 $93,793).

8.	Related Party Transactions

Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

Details of related party transactions are as follows:

(a)	Effective October 1, 2014, the Company signed a technical services and administration consulting agreement with a company controlled by a director, pursuant to which the Company agreed to pay a monthly fee of $9,529 including overhead and rent. This amount was changed to $13,529 in January 2016 due to the hiring of an additional employee. Additional changes occurred on July 1, 2016 and October 1, 2016, where the monthly fee was reduced to $12,000 and then $8,000 respectively. During the year ended March 31, 2017, the Company paid or accrued various expenses of $124,589 (2016 - $447,817) relating to this agreement.

(b)	During the year ended March 31, 2015, the Company granted 125,000 stock options to directors and officers with a total fair value of $142,502. During the year ended March 31, 2017, a further fair value of $Nil (2016 - $8,850) vested into share-based payments expense.

GOLD TORRENT, INC.

Notes to Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in US dollars)

8.	Related Party Transactions (Continued)

(c)	During the year ended March 31, 2016, the Company signed employment agreements with three directors and officers. A total of $485,000 (2016 - $363,750) was accrued during the year ended March 31, 2017 as a result of these contracts, and $462,607 (2016 - $264,750) were owing as at March 31, 2017.

(d)	During the year ended March 31, 2017, the Company signed a non-exclusive license agreement with a company controlled by a director, pursuant to which the Company accepts the Licensor to construct, build, own, and operate the Licensed Good for use associated with the Lucky Shot gold project near Willow, Alaska. The Licensor and the Licensee agreed on a lump sum of $200,000 for each single plant with a design capacity of 400 tonnes of ore per day.

9.	Segmented Information

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

On July 8, 2016, the Company purchased a 30-acre parcel of private, undeveloped land for $100,506 and on March 15, 2017, purchased a building for $304,900 in Alaska near the Lucky Shot project for the siting of a gold recovery plant. As at March 31, 2017, a total of $405,406 (2016 - $Nil) has been capitalized as “mineral property interest” on the consolidated balance sheet.

GOLD TORRENT, INC.

Notes to Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in US dollars)

10.	Exploration and Evaluation (Continued)

The total of $2,886,925 expended for exploration and development costs consists of cumulative acquisition, exploration, engineering and evaluation costs of $949,932 as of March 31, 2016, and $1,936,993 in additional expenditures during the year ended March 31, 2017, consisting of:

Property acquisition	$405,406
Capital contribution in Alaska Gold Torrent, LLC	300,000
Mine engineering	197,107
Mill engineering	400,996
Laboratory	40,993
Metallurgy	72,302
Geology	92,011
Exploration drilling	62,471
Permitting	61,347
Development related travel	89,219
Development related administration	15,727
Development related rent	26,206
Property lease (including prepaid)	173,208
Total Cost	$1,936,993

11.	Convertible Preferred Note

On February 15, 2017, the Company entered into a convertible preferred note and investment agreement with two Singapore private limited companies for a $2,000,000 convertible preferred note and a $11,250,000 gold and silver prepayment arrangement for the Company’s Lucky Shot gold project. The Company paid $100,000 in legal expenses and used the proceeds from the note as part of the Company’s initial investment in the project.

The convertible preferred note bears interest at 10% per annum, is due on February 13, 2019 and secured by certain assets of the Company. It is also convertible into 15% of the shares of common stock of the Company on a post-money basis on the earlier of: (i) a Canadian Going Public Transaction or (ii) funding of the $11,250,000 prepayment arrangement and following an equity raise by the Company of $5,000,000 or more (of which $2,000,000 will include the conversion of the preferred note).

Concurrent with the closing and funding of the convertible preferred note, the Company and Miranda, a wholly-owned subsidiary of Miranda Gold Corp. of Canada, executed a joint venture operating agreement and formed Alaska Gold Torrent, LLC, an Alaska limited liability company under which the Company now owns a seventy percent (70%) undivided interest in the project.

GOLD TORRENT, INC.

Notes to Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in US dollars)

12.	Income Taxes

Deferred income taxes reflect the tax consequences for future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 35% (2016 - 35%) to income before income taxes as follows:

	March 31, 2017	March 31, 2016

Computed expected income tax benefit	$682,000	$(453,000)
Change in valuation allowance	(682,000)	453,000

Income tax provision	$-	$-

The potential benefit of net operating loss carry-forwards has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of deferred income tax assets and the amount of the valuation allowance are as follows:

	March 31, 2017	March 31, 2016

Net operating losses carried forward	$1,469,000	$787,000
Valuation allowance	(1,469,000)	(787,000)

Net deferred income tax assets	$-	$-

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the reliability of the deferred income tax assets such that a full valuation allowance has been recorded. These factors include the Company’s current history of net losses and the expected near-term future losses. The operating losses amounting to $4,196,000 will expire between 2027 and 2037 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date

2007	$55,000	2027
2008	38,000	2028
2009	52,000	2029
2010	63,000	2030
2011	60,000	2031
2012	63,000	2032
2013	96,000	2033
2014	131,000	2034
2015	395,000	2035
2016	1,296,000	2036
2017	1,947,000	2037

	$4,196,000

GOLD TORRENT, INC.

Notes to Consolidated Financial Statements

Years Ended March 31, 2017 and 2016

(Expressed in US dollars)

12.	Income Taxes (Continued)

For the years ended March 31, 2017 and 2016, the Company did not have any unrecognized tax benefits, and thus no interest and penalties relating to unrecognized tax benefits were recognized. The Company records interest and penalties on unrecognized tax benefits, if any, as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change substantially within the next twelve months.

The Company’s US federal income tax returns are open to examination by the Internal Revenue Service for the 2011, 2012, 2013, 2014, 2015, 2016, and 2017 taxation years.

13.	Subsequent Events

Subsequent to year-end, in April 2017, the Company entered into subscription agreements for the issuance of 2,100,000 bonus shares of common stock as compensation to its current management and technical team for $0.50 per share, and 1,350,000 bonus shares of common stock as compensation to its current CEO and Chairman for $0.55 per share.

In April 2017, the Board also approved a new “2016 Stock Option and Bonus Plan” granting up to 3,000,000 options to the directors, officers, employees, subsidiary employees and advisors; the total amount of options granted was 2,175,000.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.	We have increased the number of independent directors to 50% and we do not have a majority of independent directors. We have drafted a policy on fraud and a code of ethics , which will be adopted upon approval by the board.

2.	All cash management is conducted solely by two officers, which may result in the misappropriation of funds. However the officers have adopted a procedure of requiring two signatures and approvals on each check or fund expenditures.

3.	The exercising of oversight by independent directors exercising is increasing with the additional director and this will continue to address the risk of management override and potential fraud.

4.	We are in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

Management is continues to evaluate and implement remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since
Daniel Kunz	64	Chief Executive Officer, Chairman	September 30, 2013
Ryan Hart	40	President and director	September 30, 2013
Alexander Kunz	32	Chief Financial Officer and director	October 14, 2013
Roy Eiguren	64	Director	October 14, 2013
Steven McGrath	67	Director	October 14, 2013
Pat Okita	57	Director	February 9, 2017

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

Roy Eiguren – Director

Mr. Eiguren is a partner in the lobbying and public policy consulting firm of Sullivan, Reberger and Eiguren and formerly was the President of Eiguren Public Policy LLC, a lobbying and public policy consulting firm which he founded in 2007. He is Of Counsel to the Capitol Law Group in Boise. In addition, Mr. Eiguren is President of Inland Public Properties Development Company of Idaho, which leases real estate facilities. Prior to April 2007, he was a senior partner in the Boise law firm of Givens Pursley LLP. Before entering private practice in 1984, Mr. Eiguren worked as a Special Assistant to the Administrator and CEO of the Bonneville Power Administration, U.S. Department of Energy, and prior to that, served as Chief of the Legislative and Administrative Affairs Division of the Idaho Attorney General's office. He also served two years as Deputy Prosecuting Attorney for Ada County, Idaho. Mr. Eiguren is a member of the American and Federal Bar Association. He is a former Director of Avista Corporation, where he served on the Audit Committee and the Energy, Environmental, and Operations Committees of the Board. Mr. Eiguren is the Chairman of the Board of Advisors of Exergy Development Company. He is a past Chairman of the Boise Metro Chamber of Commerce, and the Chairman of the Idaho State Capitol Commission. Mr. Eiguren is a native of Idaho and graduated in 1974 from the University of Idaho with a Bachelor of Arts Degree in political science and a law degree in 1977. He is a graduate of the Executive Management Program of Dartmouth College's School of Business Administration. Mr. Eiguren is also the President of the Cenarrusa Center for Basque Culture. Mr. Eiguren has experience as a public listed company director and has the skills and experience required to provide independent direction and corporate governance oversight for the company.

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

Pat Okita – Director

Mr. Okita has served as the Principal and Economic Geologist of Upstream Resources, LLG since its founding in 2000 to the present. The firm commercial, technical, scientific, and educational services and products to support partners and clients involved in natural resource management, investment, development, and assessment. Mr. Okita earned a B.S. from the University of Rochester in 1980, a M.S. from Louisiana State University in 1984, and a PhD from the University of Cincinnati in 1987.

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

Item 11. Executive Compensation

During the year ended March 31, 2017, the Company signed employment agreements with three directors and officers. A total of $575,000 ($363,750 March 31, 2016) was recognized in the period as a result of these contracts. The following table sets forth certain information of our directors and officers as of the date of this report.

Name and principal position	Year	Salary		Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Daniel Kunz	2017		$220,000	$-	$-	$-	$-	$-	$-	$220,000
Daniel Kunz	2016		$165,000	$-	$-	$-	$-	$-	$-	$165,000
Daniel Kunz	2015		$-	$-	$-	$25,000	$-	$-	$-	$25,000
Ryan Hart	2017		$170,000	$-	$-	$-	$-	$-	$-	$127,500
Ryan Hart	2016		$127,500	$-	$-	$-	$-	$-	$-	$127,500
Ryan Hart	2015	$		$-	$-	$25,000	$-	$-	$-	$65,000
Alexander Kunz	2017		$95,000	$-	$-	$-	$-	$-	$-	$95,000
Alexander Kunz	2016		$71,250	$-	$-	$-	$-	$-	$-	$71,250
Alexander Kunz	2015		$-	$-	$-	$-	$-	$-	$-	$-

Name	Position	Compensation for the year ended March 31, 2017
Daniel Kunz	Chief Executive Officer, Chairman	$220,000
Ryan Hart	President and director	$170,000
Alexander Kunz	Chief Financial Officer and director	$95,000
Roy Eiguren	Director	-
Steven McGrath	Director	-
Pat Okita	Director	-
Total:		$485,000

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Daniel Kunz serves as our Chairman and Chief Executive Officer. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles combined due to our small size and limited resources.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 23, 2017, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 23, 2017, there were 18,208,602 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Daniel Kunz	3,536,184	19.4%
Ryan Hart	1,014,125	5.6%
Alexander Kunz	250,000	1.4%
Roy Eiguren	150,000	0.8%
Steven McGrath	58,000	0.3%
All officers and directors as a group (five persons)	5,008,309	27.5%

5% or more Shareholders
Fuse Capital, LLC 40 Hemlock Drive, Roslyn, NY, 11576	1,334,571	6.2%
Gold Production Development Ass. 24 Elk Run Road, Boise, ID, 83716	1,255,600	6.9%
Gold Tree Metals, LLC 2807 S. Military Trail, West Palm Beach, FL, 33415	1,346,500	7.4%

(1)	Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)	Applicable percentage ownership is based on 18,208,602 shares of common stock outstanding as of June 23, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of June 23, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 23, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

	Year Ended March 31, 2017 ($)	Year Ended March 31, 2016 ($)
Audit fees	17,217	18,027
Audit-related fees	-	-
Tax fees	-	-
All other fees		-
Total	17,217	18,027

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2017.

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

Date: June 23, 2017	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Daniel Kunz	Chief Executive Officer, Director	June 23, 2017
Daniel Kunz	(Principal Executive Officer)

/s/ Alexander Kunz	Chief Financial Officer, Director	June 23, 2017
Alexander Kunz	(Principal Financial and Accounting Officer)

/s/ Roy Eiguren	Director	June 23, 2017
Roy Eiguren

/s/ Pat Okita	Director	June 23, 2017
Pat Okita

/s/ Steven McGrath	Director	June 23, 2017
Steven McGrath

/s/ Ryan Hart	Director	June 23, 2017
Ryan Hart

