Form 10-Q
period 2017-06-30
Gold Torrent, Inc.
filed 2017-08-11
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 11, 2017, the registrant’s outstanding common stock consisted of 18,508,552 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

Interim Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

	June 30, 2017	March 31, 2017
		(Audited)
Assets

Current
Cash	$3,732,012	$1,584,684
Prepaids and deposits	296,720	153,487

	4,028,732	1,738,171
Long Term Assets
Mineral property interest (Note 4)	4,807,090	405,406
Equipment (Note 5)	67,136	-

	4,874,226	-
Total Assets	$8,902,958	$2,143,577

Liabilities
Current
Accounts payable (Note 6)	$356,716	$356,274
Accrued liabilities (Note 8)	496,562	475,573
Payroll liabilities	43,799	-
	897,077	831,847
Long Term Liabilities
Long-term debt (Note 7)	5,250,000	2,000,000
Total Liabilities	6,147,077	2,831,847

Stockholders’ Equity (Deficiency)
Common Stock (Note 10)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
18,508,550 common shares, $0.001 par value	18,509	33,087
(March 31, 2017 – 14,758,600 common shares)
Additional Paid-in Capital	3,225,266	3,057,263
Contributed Surplus (Notes 10 and 11)	1,930,358	208,808
Non-controlling Interest (Note 4)	3,456,043	-
Deficit	(5,874,295)	(3,987,428)

Total Stockholders’ Equity (Deficiency)	2,755,881	(688,270)

Total Liabilities and Stockholders’ Equity (Deficiency)	$8,902,958	$2,143,577

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Expenses
Accounting and legal	$80,432	$35,300
Advertising	12,049	-
Amortization	1,739	-
Bank charges and interest	53,452	1,237
Executive compensation and salaries	308,255	121,250
Exploration and evaluation (Note 4)	366,948	162,582
Insurance	98,598	-
Licenses and fees	5,679	5,360
Office	39,402	5,384
Share-based payments	1,725,000	-
Travel and entertainment	24,984	13,651
Net Loss and Comprehensive Loss for the Period	(2,716,538)	(344,764)
Attributed to non-controlling interest	(829,671)	-
Attributed to stockholders of the Company	$(1,886,867)	$(344,764)

Weighted average number of common shares outstanding	18,508,552	12,157,173
Basic and diluted loss per share	$(14.68)	$(0.03)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016

Cash Flow from Operating Activities
Net loss for the period	$(2,716,538)	$(344,764)
Items not involving cash:
Share- based payments	1,725,000	-
Accrued interest	53,250	936
Amortization	1,739	-
Changes in non-cash working capital items:
Prepaids and deposits	(143,233)	39,574
Accounts payable and accrued liabilities	8,530	206

Cash Used in Operating Activities	(1,071,252)	(304,048)

Cash Flow from Investing Activities
Mineral property interest	(115,970)	-
Purchase of equipment	(68,875)	-

Cash used in Investing Activities	(184,845)	-
Cash Flow from Financing Activities
Proceeds from issuance of common stock	153,425	485,000
Proceeds from long-term debt	3,250,000	-
Repayment of shareholders’ loan	-	(94,729)

Cash provided by Financing Activities	3,403,425	390,271
Increase in Cash	2,147,328	86,223
Cash, Beginning of Period	1,584,684	265,315

Cash, End of Period	$3,732,012	$351,538

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Non- controlling Interest	Deficit	Total
Balance, March 31, 2016	10,828,600	$29,157	$1,606,193	$208,808	$-	$(2,040,757)	$(196,599)
Shares issued for cash	3,930,000	3,930	1,451,070	-	-	-	1,455,000
Net loss for the year	-	-	-	-	-	(1,946,671)	(1,946,671)
Balance, March 31, 2017	14,758,600	33,087	3,057,263	208,808	-	(3,987,428)	(688,270)
Par value adjustment	-	(18,328)	18,328	-	-	-	-

Mineral property leases contributed	-	-	-	-	4,285,714	-	4,285,714
Shares issued for cash	306,850	3,750	149,675	-	-	-	153,425
Share-based payments	3,443,100	-	-	1,721,550	-	-	1,721,550
Net loss for the period	-	-	-	-	(829,671)	(1,886,867)	(2,716,538)
Balance, June 30, 2017	18,508,550	$18,509	$3,225,266	$1,930,358	$3,456,043	$(5,874,295)	$2,755,881

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited - Expressed in US dollars)

1.	Nature of Operations and Going Concern

Gold Torrent, Inc. (the “Company”) was incorporated in Nevada as Celldonate Inc. on August 15, 2006. Historically we were in the business of developing mobile monetization solutions and applications. On September 10, 2013, certain shareholders, including the Company’s current Chief Executive Officer and its President, acquired approximately 53% of the Company’s issued and outstanding common stock resulting in a change of control. In connection with the transaction, Daniel Kunz was appointed Executive Chairman and Ryan Hart was appointed Chief Executive Officer and President. Thereafter, the Company began to focus on acquiring ownership in late-stage exploration to development stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. During the fiscal year ended March 31, 2015, the Company entered into an Exploration and Option to Enter Joint Venture Agreement with a third party (Note 4).

The Company has incurred losses since inception and has an accumulated deficit of $6,703,966 (March 31, 2017 - $3,987,428) as of June 30, 2017, with limited resources and limited source of operating cash flows. As at June 30, 2017, the Company has a working capital of $3,131,655 (March 31, 2017 - $906,324).

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

These unaudited consolidated interim financial statements include the accounts of the Company and the accounts of the Company’s 70% owned subsidiary, Alaska Gold Torrent, LLC, incorporated in the State of Alaska. For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The results of operations for the consolidated interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited consolidated interim financial statements and notes included herein have been prepared on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements and notes for the year ended March 31, 2017, as filed in its Form 10-K.

(b)	Use of estimates

The preparation of interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to accounts payable and accrued liabilities, the fair value of warrants attached to common shares issued, the fair value of shares issued for services, the fair value of stock options granted, and the recoverability of income tax assets.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

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

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited - Expressed in US dollars)

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

(i)	Equipment

Equipment is carried at cost less accumulated amortization and impairment losses, if any. Amortization is provided at rates and methods designed to write off cost of the assets over their estimated useful lives as follows:

Computers	25% declining balance
Vehicles	20% declining balance
Furniture and fittings	20% declining balance

Management reviews the amortization method, useful lives and residual values annually and accounts for any changes in estimates on a prospective basis.

(j)	Recent accounting guidance adopted

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

The Company has designated its cash as held-for-trading; and accounts payable, and accrued liabilities as other financial liabilities.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited - Expressed in US dollars)

3.	Financial Instruments (continued)

(a)	Fair value

The fair values of the Company’s cash, accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments.

(b)	Credit risk

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk as at June 30, 2017.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At June 30, 2017, the Company had accounts payable of $356,716 (March 31, 2017 - $356,274), which are due within 30 days or less. At June 30, 2017, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2017 - $15,000), accrued interest of $Nil (March 31, 2017 - $25,205), accrued executive compensation of $486,562 (March 31, 2017 - $407,607), and exploration and development costs of $Nil (March 31, 2017 - $27,761).

4.	Exploration and Mineral Properties

On July 28, 2014, the Company entered into a non-binding Letter of Intent with a third party to negotiate and enter into a Joint Venture Agreement for the development of the gold property known as Lucky Shot, Alaska (formerly known as “Willow Creek”). On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement for the Lucky Shot project in Alaska. The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda USA Inc. (“Miranda”) by making certain expenditures over the next three years totaling $10,000,000. The principal terms of the Exploration and Option Agreement provide that the Company can earn an initial 20% interest in the Lucky Shot gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015, Miranda granted the Company a six-month extension to the dates related to this earn-in. Therefore, the Company would earn an initial 20% interest in the Lucky Shot gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project.

On January 15, 2015 and January 6, 2016, the Company paid $150,000 for a Lease Agreement between Miranda and a private company. In addition, the Company is committed to paying $150,000 every year on January 15. The purpose of this lease is to afford Miranda the opportunity to enter onto and produce minerals from certain patents and State of Alaska mining claims located in the State of Alaska. This lease is to be vended by Miranda to the joint venture upon the Company earning its initial 20% interest. On May 25, 2016, the Company received formal notice from Miranda that the Company has acquired a permanent 20% interest in the Lucky Shot project by virtue of meeting the initial earn-in required expenditures.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited - Expressed in US dollars

On July 8, 2016, the Company purchased a 30-acre parcel of private, undeveloped land for $100,506 and on March 15, 2017, purchased two buildings for $304,900 in Alaska near the Lucky Shot project for the siting of a gold recovery plant.

4.	Exploration and Mineral Properties (continued)

On February 13, 2017, the Company entered into a $11,250,000 gold and silver prepayment arrangement for the Lucky Shot gold project. The Streaming Agreement provided for a closing on the first tranche of $6,250,000 upon satisfaction by the Company of certain closing conditions.

On June 27, 2017, the Company and the Stream Investor agreed, after the satisfaction by the Company of a majority of the Tranche 1 closing conditions, to amend certain provisions of the Streaming Agreement and concurrently close on one-half of Tranche 1 in the amount of $3,250,000. It is anticipated that the second half of the first tranche, also in the amount of $3,250,000, will be consummated within 30 days upon satisfaction of the final closing conditions.

The Company has acquired a permanent 70% interest in the Lucky Shot project by virtue of meeting the earn-in required expenditures. In addition, Miranda contributed mineral property leases valued at $4,285,714 to the Lucky Shot project.

As at June 30, 2017, mineral property interest consists of:

Land	$100,506
Buildings	420,870
Mineral property leases	4,285,714
$4,807,090

As at June 30, 2017, the Company provided funding to Alaska Gold Torrent, LLC in the total amount of $6,636,925. This consists of cumulative acquisition, exploration, engineering costs and capital contributions of $2,886,925 as at March 31, 2017, and $3,750,000 in additional funding during the three months ended June 30, 2017:

Cumulative Funding to Alaska Gold Torrent LLC:

As at March 30, 2017	$2,886,925
Current period funding.	500,000
Streaming Agreement financing	3,250,000
$6,636,925

5.	Equipment

Balance as at June 30, 2017:

	Cost	Amortization	Net Book Value
Computers	$2,728	$85	$2,643
Vehicles	62,748	1,568	61,180
Furniture and Fittings	3,399	86	3,313
	$68,875	$1,739	$67,136

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited - Expressed in US dollars

6.	Accounts Payable

Accounts payable as at June 30, 2017 includes the following:

●	$356,716 due to unrelated parties.

7.	Long-Term Debt

On February 13, 2017, the Company entered into a convertible preferred note and investment agreement with two Singapore private limited companies for a $2,000,000 convertible preferred note and a $11,250,000 gold and silver prepayment arrangement for the Company’s Lucky Shot gold project. The Company paid $100,000 in legal expenses and used the proceeds from the note as part of the Company’s initial investment in the project.

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

On June 27, 2017, the Company received an additional $3,250,000 per the Streaming Agreement (Note 4).

8.	Related Party Transactions

Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

Details of related party transactions are as follows:

(a)	During the year ended March 31, 2016, the Company signed employment agreements with three directors and officers. A total of $42,500 (June 30, 2016 - $121,250) for one director was accrued in the period ended June 30, 2017 as a result of these contracts, and $408,107 (March 31, 2017 - $462,607) were owing as at June 30, 2017. A monthly payment of $26,500 was paid to a company controlled by a director. A total of $78,750 (June 30, 2016 - $Nil) was paid in the period ended June 30, 2017.

(b)	On February 13, 2017, the Company entered into a Gold and Silver Prepayment Agreement, and as per this agreement, the Company signed an employment agreement with one director and shareholder. A total of $45,000 (June 30, 2016 - $Nil) was paid in the period ended June 30, 2017 as a result of this agreement.

9.	Segmented Information

The Company operates primarily in one business segment being the identification and development of mining projects with substantially all of its assets and operations located in the United States.

10.	Common Stock

During the year ended March 31, 2017, the Company entered into subscription agreements for the issuance of 2,040,000 shares of common stock at a purchase price of $0.25 per share for a total amount of $510,000 in cash, and 1,890,000 shares of common stock at a purchase price of $0.50 per share for a total amount of $945,000 in cash.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited - Expressed in US dollars

During the period ended June 30, 2017, the Company entered into subscription agreements for the issuance of 3,443,100 bonus shares of common stock as compensation to its current CEO, Chairman, management and technical team for $0.50 per share. The Company also issued 306,850 shares of common stock for $153,425 in cash.

11.	Stock Options

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

The Company’s stock options are outstanding and exercisable as follows:

		June 30, 2017
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	150,000
July 30, 2019	$1.38	25,000	25,000
		175,000	175,000

During the period ended June 30, 2017 and fiscal year ended March 31, 2017, the Company did not grant any stock options.

In April 2017, the Board approved a new “2016 Stock Option and Bonus Plan” granting up to 3,000,000 options to the directors, officers, employees, subsidiary employees and advisors; the total amount of options granted was 2,175,000.

12.	Subsequent Events

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

Our unaudited interim consolidated financial statements for the three months ended June 30, 2017 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2018. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2017, as filed in our annual report on Form 10-K.

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

On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement with Miranda U.S.A., Inc. (“Miranda”) for the Willow Creek project in Alaska (the “Exploration and Option Agreement”). The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The initial principal terms of the Exploration and Option Agreement provided that the Company would earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015 Miranda granted the Company a six-month extension to the dates related to the earn-in. Therefore, the Company would earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project. While the Company shall be the manager of the initial joint venture, the management committee during the initial earn–in period shall be comprised of one nominee from the Company and one nominee from Miranda.

Upon completion of the initial work commitment, the Company could then either terminate the agreement or exercise an option to enter into a limited liability company (“JV”) with Miranda under the following terms:

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

During August 2016, the Company conducted assessment work on the project’s State of Alaska claim blocks. One 640-foot surface core drill hole was completed in an area underlain by the eastern extension of the Murphy Vein block. This drill hole was designed to test the concept that the zone encountered in the 2005 – 2009 prior owner drilling program extends across the valley floor at a depth of about 350 feet. The success of the drill hole provides a much larger resource target area for future exploration drilling. Following are interval assays:

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

On Feb 15, 2017 the Company entered into a convertible preferred note and investment agreement (“Agreement”) with CRH Mezzanine Pte. Ltd., a Singapore private limited company and CRH Funding II Pte. Ltd., a Singapore private limited company (collectively, “CRH”) for a $2,000,000 convertible preferred note and a $11,250,000 gold and silver prepayment arrangement for the Company’s Lucky Shot Gold Project (the “Streaming Agreement”).

On February 14, 2017 the Company received $1,900,000 in proceeds from the note, net of CRH’s legal expenses, to be used as part of the Company’s initial investment in the Project.

As per June 30, 2017 the company invested in the joint venture the total amount of 6,636,925. This consists of cumulative acquisition, exploration, engineering costs and capital contributions of $2,886,925 as of March 31, 2017, and $3,750,000 in additional funding during the period ended June 30, 2017:

Cumulative Funding of Alaska Gold Torrent LLC:

as per March 30, 2017	2,886,925
current period funding, Alaska Gold Torrent LLC	500,000
streaming agreement financing	3,250,000
$6,636,925

Concurrent with the closing and funding of the convertible preferred note, the Company and Miranda U.S.A., Inc., a wholly-owned subsidiary of Miranda Gold Corp of Canada, executed a joint venture operating agreement and formed Alaska Gold Torrent LLC Torrent, LLC, an Alaska limited liability company under which the Company now owns a seventy percent (70%) undivided interest in the Project.

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

The obligations of Alaska Gold Torrent LLC under the Streaming Agreement are secured by a deed of trust, and guaranteed by the Company. In consideration of the $11,250,000 investment by the Stream Investor, Alaska Gold Torrent LLC’s Project will deliver 18% of its annual production of refined gold and silver to the Stream Investor until it has received 20,000 Ounces of gold equivalent; 10% of the annual production until an additional 5,000 Ounces have been delivered; and 5% of the annual production thereafter coming from the patented mining claims of Alaska Gold Torrent LLC and 2.5% of the production coming from the unpatented mining claims. The delivery of Ounces and the repayments under the Gold and Silver Prepayment Agreement shall be borne entirely from the Company’s interest from its Alaska Gold Torrent LLC allocations and cash distributions. Miranda shall be entitled to receive it allocations and the resulting cash distributions using calculations that determine the after-tax cash flow distributions that would have occurred on an “all equity” basis showing cash distributions and allocations assuming the financing had not occurred. The Company is entitled to 90% of the Alaska Gold Torrent LLC cash flow until $10,000,000 is returned, 80% until the remainder of its investment in Alaska Gold Torrent LLC in excess of $10,000,000 is returned and 70% thereafter.

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

As part of the Agreement, CRH nominated Mr. Pat Okita, PhD to join the Gold Torrent board of directors and the board has unanimously approved his appointment. Mr Okita joins the board effective Feb 15, 2017

Planning continues for project permitting, staffing, training and project initiation.

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $8,493,775 through private placements of our common stock and investors funding.

Results of Operations

For the Three Months ended June 30, 2017

During the three months ended June 30, 2017, we recognized $nil income, compared to $nil during the same period in the prior year.

During the three month period ended June 30, 2017, we recognized a loss from continuing operations of $2,716,538, compared to a loss of $344,764 during the same period in the prior year.

Our net loss per share for the three months ended June 30, 2017 was $14.68. Our net loss per share for the three months ended June 30, 2016 was $0.03,

During the three months ended June 30, 2017, we incurred total expenses of $2,716,538, compared to total expenses of $344,764 during the same period in the prior year.

Our total expenses during the three months ended June 30, 2017 consisted of $80,432 in accounting and legal fees, $366,984 in exploration and evaluation costs, $308,255 in executive compensation, $1,725,000 in share based payments, $98,598 in insurance, $12,049 in Advertising, $5,679 in licenses and fees, $53,452 in bank charges and finance fees, $1,739 in amortization, $24,984 in travel costs, and $39,402 in office expenses. For the same period ended June 30, 2015, we incurred expenses of $35,300 in accounting and legal fees, $162,582 in exploration and evaluation costs, $121,250 in executive compensation, $5,360 in licenses and fees, $1,237 in bank charges and finance fees, $13,651 in travel costs, and $5,384 in office expenses. Our total expenses are significantly higher for all expenses. The increase in expenses is mainly due to the increased activities and progress of the Lucky Shot property start up.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of June 30, 2017, we had $4,028,732 in cash and prepaid expenses, $897,077 in current liabilities and a working capital of $3,131,655.

As of June 30, 2017, we had $4,874,266 in long term assets, $5,250,000 in long term liabilities As of June 30, 2017, we had an accumulated deficit of $5,874,295. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and stream agreement funding. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the three months ended June 30, 2017, we used $1,071,252 in cash on continuing operating activities, and used $184,845 in investing activities and received net $3,403,425 from cash provided by financing activities and gained cash of $2,147,328. During the same period in fiscal 2016 we used $304,048 in cash on continuing operating activities, and received net $390,271 from cash provided by financing activities and increased cash of $86,223.

During the three months ended June 30, 2017, we received $153,425 in proceeds from issuance of common stock, and $3,250,000 in gold pre-purchase. We received $4,285,714 in mineral property leases from Miranda USA Inc. For the period ending June 30, 2016 we made payments of approximately $94,729 on the outstanding stockholders’ loan balance and received an additional $485,000.in proceeds from issuance of common stock. For the period ending June 30, 2017 the Company has accrued interest of $53,250 and amortization of $1,739(March 31, 2016 - $936 and $nil).

During the three months ended June 30, 2017, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $357,664 compared to approximately $101,349 during the same period in fiscal 2016. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $3,732,012 as of June 30, 2017 is sufficient to cover our current monthly burn rate for the foreseeable future and enough to pay our current liabilities balance of $897,077.

Future Financings

The Company entered into the Streaming Arrangement among the Stream Investor, the Company, Miranda and Alaska Gold Torrent LLC, under which the Stream Investor will invest up to US$11,250,000, which will be credited to the Company’s investment in Alaska Gold Torrent LLC, as follows:

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

The development plan is to initiate gold production based on the PFS and not based on a full feasibility study of the mineral reserves demonstrating that level of economic and technical viability. Readers are cautioned that there is increased uncertainty and higher risk of economic and technical failure associated with such production decisions.

On June 27, 2017, the Registrant, Alaska Gold and the Stream Investor agreed, after the satisfaction by the Registrant of a majority of the Tranche 1 closing conditions, to amend certain provisions of the Streaming Agreement and concurrently close on one-half of Tranche 1 in the amount of $3,250,000. It is anticipated that the second half of the first tranche, also in the amount of US $3,250,000, will be consummated on or about thirty (30) days, upon satisfaction of the final closing conditions

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon outside financing to carry out our operations. Our unaudited consolidated interim financial statements for the period ended June 30, 2017 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over consolidated financial reporting as of June 30, 2017 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

In April 2017, the Company issued 2,100,000 bonus shares of common stock as compensation to its current management and technical team for $0.50 per share strike price and 1,350,000 bonus shares of common stock as compensation to its current CEO and Chairman for $0.55 per share strike price as required by the 2016 Stock Option and Bonus Plan.

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

In May 2017, the Company sold an aggregate of 269,400 shares of Common Stock at the offering price of $0.50 per share. The Company did not engage a placement agent and no compensation was paid for the offering of the shares.

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

All of the securities set forth above were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act. The Company did not utilize an underwriter of placement agent in connection with the Offering of any of its securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In May 2017, the Company sold an aggregate of 269,400 shares of Common Stock at the offering price of $0.50 per share.

Between July 3, 2017 and August 10, 2017, the Company sold 398,000 shares of Common Stock at the offering price of $0.50 per share.

The Company did not engage a placement agent and no compensation was paid for the offering of such shares.

All of the securities set forth above were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act. The Company did not utilize an underwriter of placement agent in connection with the offering of any of its securities.

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

Date: August 11, 2017	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

