Form 10-Q
period 2017-09-30
Gold Torrent, Inc.
filed 2017-11-14
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 14, 2017, the registrant’s outstanding common stock consisted of 19,778,552 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

Interim Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

	September 30, 2017	March 31, 2017
		(Audited)
Assets

Current
Cash	$4,001,294	$1,584,684
Advances receivable	651,110	-
Prepaids and deposits	76,739	153,487

	4,729,143	1,738,171
Long Term Assets
Mineral property interest (Note 4)	4,285,714	405,406
Property, plant and equipment (Note 5)	3,860,603	-

	8,146,317	-
Total Assets	$12,875,460	$2,143,577

Liabilities
Current
Accounts payable (Note 6)	$644,063	$356,274
Accrued liabilities	543,586	475,573
Payroll liabilities	86,384	-
	1,274,033	831,847
Long Term Liabilities
Long-term debt (Note 7)	8,500,000	2,000,000
Total Liabilities	9,774,033	2,831,847

Stockholders’ Equity (Deficiency)
Common Stock (Note 10)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
19,778,550 common shares, $0.001 par value	19,779	33,087
(March 31, 2017 – 14,758,600 common shares)
Additional Paid-in Capital	5,580,546	3,057,263
Contributed Surplus (Notes 10 and 11)	208,808	208,808
Non-controlling Interest (Note 4)	3,993,370	-
Deficit	(6,701,076)	(3,987,428)

Total Stockholders’ Equity (Deficiency)	3,101,427	(688,270)

Total Liabilities and Stockholders’ Equity (Deficiency)	$12,875,460	$2,143,577

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Six Months Ended September 30, 2017	For the Six Months Ended September 30, 2016
Expenses
Accounting and legal	$93,889	$40,253	$174,321	$75,553
Advertising and promotion	-	-	12,049	-
Bank charges and interest	465	347	793	1,584
Depreciation	1,942	-	3,681	-
Executive compensation and payroll (Note 8)	391,940	121,250	754,916	242,500
Development	-	251,778	-	414,360
Insurance	115,543	-	214,148	-
Licenses and fees	6,013	45,139	11,691	50,499
Office	30,433	973	70,851	6,321
Share-based payments	-	-	1,725,000	-
Travel and transport	14,105	9,505	38,542	23,193
Loss before Other Items	(654,330)	(469,245)	(3,005,992)	(814,010)

Gain on settlement of debt	-	66,000	-	66,000
Net Loss and Comprehensive Loss for the Period	$(654,330)	$(403,245)	$(3,005,992)	$(748,010)
Attributed to non-controlling interest	$(161,089)	$-	$(292,344)	$-
Attributed to stockholders of the company	$(493,241)	$(403,245)	$(2,713,648)	$(748,010)

Weighted average number of common shares outstanding	18,977,811	12,468,162	18,574,997	12,619,203
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.15)	$(0.06)

See accompanying noted to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Six Months Ended September 30, 2017	For the Six Months Ended September 30, 2016

Cash Flow from Operating Activities
Net loss for the period	$(3,005,992)	$(748,010)
Items not involving cash:
Share- based payments	1,725,000	-
Gain on settlement of debt	-	(66,000)
Amortization	3,681	-
Changes in non-cash working capital items:
Advances receivable	(651,110)	-
Prepaids and deposits	76,748	82,808
Accounts payable and accrued liabilities	355,802	61,972
Payroll liabilities	86,384	-

Cash Used in Operating Activities	(1,409,487)	(669,230)

Cash Flow from Investing Activity
Purchase of property, plant and equipment	(3,458,878)	(100,507)

Cash used in Investing Activity	(3,458,878)	(100,507)
Cash Flow from Financing Activities
Proceeds from issuance of common stock	784,975	960,000
Proceeds from long-term debt	6,500,000	-
Repayment of shareholders’ loan	-	(93,793)

Cash provided by financing Activities	7,284,975	866,207
Increase in Cash	2,416,610	96,470
Cash, Beginning of Period	1,584,684	265,315

Cash, End of Period	$4,001,294	$361,785

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Non-controlling Interest	Deficit	Total
Balance, March 31, 2016	10,828,600	$29,157	$1,606,193	$208,808	$-	$(2,040,757)	$(196,599)
Shares issued for cash	3,930,000	3,930	1,451,070	-	-	-	1,455,000
Net loss for the year	-	-	-	-	-	(1,946,671)	(1,946,671)
Balance, March 31, 2017	14,758,600	33,087	3,057,263	208,808	-	(3,987,428)	(688,270)
Par value adjustment	-	(18,328)	18,328	-	-	-	-
Mineral property leases contributed	-	-	-	-	4,285,714		4,285,714
Shares issued for cash	1,569,950	1,570	783,405	-	-	-	784,975
Share-based payments	3,450,000	3,450	1,721,550	-	-	-	1,725,000
Net loss for the period	-	-	-	-	(292,344)	(2,713,648)	(3,005,992)
Balance, September 30, 2017	19,778,550	$19,779	$5,580,546	$208,808	$3,993,370	$(6,701,076)	$3,101,427

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

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

The Company has incurred losses since inception and has an accumulated deficit of $6,701,076 (March 31, 2017 - $3,987,428) as of September 30, 2017. As at September 30, 2017, the Company has working capital of $3,455,110 (March 31, 2017 - $906,324).

These factors raise some doubt about the ability of the Company to continue as a going concern. The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short-term, and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these consolidated financial statements could be material.

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

Six Months Ended September 30, 2017 and 2016

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

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

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

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal year end. An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

(i)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated amortization and impairment losses, if any. Amortization is provided at rates and methods designed to write off cost of the assets over their estimated useful lives as follows:

Mine and mill, buildings and equipment	Units-of-production method
Computers	25% declining balance
Vehicles	20% declining balance
Furniture and fittings	20% declining balance

Management reviews the amortization method, useful lives and residual values annually and accounts for any changes in estimates on a prospective basis.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

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

The Company has designated its cash as held-for-trading; advances receivable as loans and receivables; and accounts payable, accrued liabilities, and payroll liabilities as other financial liabilities.

(a)	Fair value

The fair values of the Company’s cash, advances receivable, accounts payable, accrued liabilities, and payroll liabilities approximate their carrying values due to the short-term maturity of these instruments.

(b)	Credit risk

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk as at September 30, 2017.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At September 30, 2017, the Company had accounts payable of $644,063 (March 31, 2017 - $356,274), which are due within 30 days or less. At September 30, 2017, accrued liabilities consist of accrued accounting and legal fees of $10,000 (March 31, 2017 - $15,000), accrued interest of $125,479 (March 31, 2017 - $25,205), accrued executive compensation of $408,107 (March 31, 2017 - $407,607), and exploration and development costs of $Nil (March 31, 2017 - $27,761).

On August 28, 2017, Gold Torrent, Inc. (the “Registrant”), and its subsidiary Alaska Gold Torrent, LLC, entered into a Mining Services Agreement (the “Agreement”) with Mining & Environmental Services, LLC for development of the Registrant’s Luck Shot Mine, and other related mining services, including the development of the land located around the mine. If fully completed, it is estimated the Registrant will pay approximately $4,500,000 for such services. The Agreement contains customary representations, warranties and covenants by the parties for like transactions.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

(Unaudited - Expressed in US dollars)

4.     Exploration, Development and Mineral Properties

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

On both January 15, 2015 and January 6, 2016, the Company paid $150,000 for a Lease Agreement between Miranda and a private company. In addition, the Company is committed to paying $150,000 every year on January 15. The purpose of this lease is to afford Miranda the opportunity to enter onto and produce minerals from certain patents and State of Alaska mining claims located in the State of Alaska. This lease is to be vended by Miranda to the joint venture upon the Company earning its initial 20% interest. On May 25, 2016, the Company received formal notice from Miranda that the Company has acquired a permanent 20% interest in the Lucky Shot project by virtue of meeting the initial earn-in required expenditures.

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

On June 27, 2017, the Company and the Stream Investor agreed, after the satisfaction by the Company of a majority of the Tranche 1 closing conditions, to amend certain provisions of the Streaming Agreement and concurrently close on one-half of Tranche 1 in the amount of $3,250,000. The second half of the first tranche, also in the amount of $3,250,000, has been consummated on August 8, 2017 upon satisfaction of the final closing conditions.

The Company has acquired a permanent 70% interest in the Lucky Shot project by virtue of meeting the earn-in required expenditures. In addition, Miranda contributed mineral property leases valued at $4,285,714 to the Lucky Shot project.

On August 28, 2017, the Company entered into a Mining Services Agreement with Mining & Environmental Services, LLC for development of the Company’s Luck Shot Mine, and other related mining services, including the development of the land located around the mine. If fully completed, it is estimated the Company will pay approximately $4,500,000 for such services. The Agreement contains customary representations, warranties and covenants by the parties for like transactions.

As at September 30, 2017, mineral property interest consists of:

Mineral property leases	$4,285,714

Cumulative Funding to Alaska Gold Torrent LLC:

As at September 30, 2017, the Company has provided funding to Alaska Gold Torrent, LLC in the total amount of $9,886,925. This consists of cumulative acquisition, exploration, engineering costs and capital contributions of $2,886,925 as at March 31, 2017, and $7,000,000 in additional funding during the three months ended September 30, 2017:

As at March 31, 2017	$2,886,925
Current period funding	500,000
Streaming Agreement financing	6,500,000
$9,886,925

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

(Unaudited - Expressed in US dollars)

5.    Property, Plant and Equipment

Balance as at September 30, 2017:

	Cost	Amortization	Net Book Value
Land	$100,506	$-	$100,506
Mine and mill	2,441,829	-	2,441,829
Buildings	948,732	-	948,732
Equipment	300,833	-	300,833
Computers	4,915	307	4,608
Vehicles	63,524	3,176	60,348
Furniture and fittings	3,944	197	3,747
	$3,864,283	$3,680	$3,860,603

6.	Accounts Payable

Accounts payable as at September 30, 2017 includes the following:

●	$644,063 due to unrelated parties.

7.	Long-Term Debt

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

On August 8, 2017, the Company received the second payment of $3,250,000 for a total of $6,500,000 as per the Streaming Agreement (Note 4).

8.	Related Party Transactions

Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

Details of related party transactions are as follows:

(a)	During the year ended March 31, 2016, the Company signed employment agreements with three directors and officers. During the period ended September 30, 2017, the Company incurred $242,500 (September 30, 2016 - $242,500) in consulting fees (included within executive compensation) to these directors and officers. As at September 30, 2017, $408,107 (March 31, 2017 - $462,607) were owing to these related parties.

8.	Related Party Transactions (continued)

(b)	On February 13, 2017, the Company entered into a Gold and Silver Prepayment Agreement, and as per this agreement, the Company signed an employment agreement with one director. A total of $54,000 (September 30, 2016 - $Nil) was paid in the period ended September 30, 2017 as a result of this agreement.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

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

During the period ended September 30, 2017, the Company entered into subscription agreements for the issuance of 3,450,000 bonus shares of common stock as compensation to its current CEO, Chairman, management and technical team for $0.50 per share.

The Company also issued 1,569,950 shares of common stock for $784,975 in cash in the period ended September 30, 2017.

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

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
Balance, March 31, 2017 and 2016	175,000	$1.27
Granted	2,175,000	$0.50
Balance, September 30, 2017	2,350,000	$0.56

The Company’s stock options are outstanding and exercisable as follows:

		September 30, 2017
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	150,000
July 30, 2019	1.38	25,000	25,000
March 23, 2022	0.55	400,000	135,000
March 23, 2022	0.50	1,775,000	591,666
		2,350,000	901,666

During the fiscal year ended March 31, 2017, the Company did not grant any stock options.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

(Unaudited - Expressed in US dollars)

11.	Stock Options (continued)

In April 2017, the Board approved a new grant of up to 3,000,000 exercisable at $0.50 per share options to the directors, officers, employees, and advisors; the total amount of options granted was 2,175,000 exercisable at $0.50 per share under the terms of the 2016 Stock Option and Bonus Plan.

12.	Subsequent Events

On October 19, 2017, Gold Torrent, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gold Torrent (Canada) Inc., a wholly-owned subsidiary of the Company organized under the laws of the Province of British Columbia, Canada (“Gold Torrent Canada”) and GTOR US Merger Co, a Nevada corporation and wholly-owned subsidiary of Gold Torrent Canada (“US Merger Co”). Pursuant to the terms of the Merger Agreement, the parties would effect a merger transaction that will effectively change the jurisdiction of incorporation of the corporate parent from Nevada to British Columbia, Canada (the “Redomicile Transaction”).

Pursuant to the terms of the Merger Agreement, US Merger Co. will be merged with and into the Company, with the Company continuing as the surviving corporation, and each share of Company common stock outstanding immediately prior to the effective time of the Redomicile Transaction will be cancelled and converted into the right to receive one common share of Gold Torrent Canada. At the effective time of the Redomicile Transaction and pursuant to the terms of the Merger Agreement, all outstanding options to purchase shares of the Company’s common stock, all outstanding shares of restricted stock, and all other equity-based awards granted to employees and directors of the Company or any of its subsidiaries under the Company’s equity incentive plans prior to the effective time of the Redomicile Transaction will entitle the holder to purchase or receive, or receive benefits or amounts based on, as applicable, an equal number of common shares in Gold Torrent Canada. All such equity-based awards will generally be subject to the same terms and conditions as were applicable to such awards immediately prior to the effective time of the Redomicile Transaction.

The consummation of the Redomicile Transaction will be conditioned on (1) the affirmative vote of a majority of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, (2) the Securities and Exchange Commission (the “SEC”) declaring effective a registration statement registering the distribution of common shares of Gold Torrent Canada in the Redomicile Transaction filed by Gold Torrent Canada on Form S-4 under the Securities Act of 1933, as amended, and (4) other customary conditions.

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

Our unaudited interim consolidated financial statements for the six months ended September 30, 2017 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2018. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2017, as filed in our annual report on Form 10-K.

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

The Company engaged third party consultants to complete a Preliminary Feasibility Study on its Lucky Shot Project. The Preliminary Feasibility Study for the Lucky Shot Project was completed September 30, 2016. The study concludes, “The Project is projected to have robust economics at the base case gold and silver prices of $1,175/oz. and $15.00/oz. respectively. The Project would be economically viable based on the parameters considered in this study. The base case scenario produces approximately 79,100 salable ounces of gold and 7,700 salable ounces of silver over a 4.5-year period. The Project is most sensitive to the gold price and to operating costs, but not as sensitive to capital costs. The base case economic analysis of the Project shows an After-Tax NPV-10 of $5.28 million using a 200-tonne/day crushing/grinding/gravity separation plant. The total required initial and working capital is $16.2 million and reaches pay-back in 1.9 years at an after tax IRR of 21.8%.”

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

On September 27, 2017, the Company and the Stream Investor agreed, after the satisfaction by the Company of a majority of the Tranche 1 closing conditions, to amend certain provisions of the Streaming Agreement and concurrently close on one-half of Tranche 1 in the amount of $3,250,000. The second half, also in the amount of $3,250,000, has been consummated on August 8, 2017 upon satisfaction of the final closing conditions.

The Company has acquired a permanent 70% interest in the Lucky Shot project by virtue of meeting the earn-in required expenditures. In addition, Miranda contributed mineral property leases valued at $4,285,714 to the Lucky Shot project.

As at September 30, 2017, mineral property interest consists of:

Mineral property leases	$4,285,714

Cumulative Funding to Alaska Gold Torrent LLC:

As at September 30, 2017, the Company provided funding to Alaska Gold Torrent, LLC in the total amount of $9,886,925. This consists of cumulative acquisition, exploration, engineering costs and capital contributions of $2,886,925 as at March 31, 2017, and $7,000,000 in additional funding during the three months ended September 30, 2017:

As at March 31, 2017	$2,886,925
Current period funding	500,000
Tranche 1 Streaming Agreement financing	6,500,000
$9,886,925

On August 28, 2017, Gold Torrent, Inc. and its subsidiary Alaska Gold Torrent, LLC, entered into a Mining Services Agreement with Mining & Environmental Services, LLC for development of the Registrant’s Luck Shot Mine, and other related mining services, including the development of the land located around the mine. If fully completed, it is estimated the Registrant will pay approximately $4,500,000 for such services. The Agreement contains customary representations, warranties and covenants by the parties for like transactions.

Planning continues for project permitting, staffing, training and project initiation.

Since our inception, we have incurred operational losses. We have also accumulated net losses since our inception and incurred a net loss for the most recent audited and interim periods. To finance our operations, we have received advances from related parties, loan payables and completed several rounds of financing, raising $9,128,775 through private placements of our common stock and investors funding.

Results of Operations

For the Three Months ended September 30, 2017

During the three months ended September 30, 2017, we recognized $nil income, compared to $nil during the same period in the prior year.

During the three month period ended September 30, 2017, we recognized a loss from continuing operations of $654,330, compared to a loss of $403,245 during the same period in the prior year.

Our net loss per share for the three months ended September 30, 2017 was $0.03. Our net loss per share for the three months ended September 30, 2016 was $0.03,

During the three months ended September 30, 2017, we incurred total expenses of $654,330, compared to total expenses of $403,245 during the same period in the prior year.

Our total expenses during the three months ended September 30, 2017 consisted of $93,889 in accounting and legal fees, $Nil in development costs, $391,940 in executive compensation and payroll, $115,543 in insurance, $Nil in Advertising, $6,013 in licenses and fees, $465 in bank charges, $1,942 in amortization, $14,105 in travel costs, and $30,433 in office expenses. For the same period ended September 30, 2016, we incurred expenses of $40,253 in accounting and legal fees, $251,778 in exploration and evaluation costs, $121,250 in executive compensation, $45,139 in licenses and fees, $347 in bank charges and finance fees, $9,505 in travel costs, and $973 in office expenses. Our total expenses are significantly higher for nearly all expenses. The exception is the Development Cost which have been deferred this period. The increase in expenses is mainly due to the increased activities and progress of the Lucky Shot property start up.

For the Six Months ended September 30, 2017

During the six months ended September 30, 2017, we recognized $nil income, compared to $nil during the same period in the prior year.

During the six month period ended September 30, 2017, we recognized a loss from continuing operations of $3,005,992, compared to a loss of $748,010 during the same period in the prior year.

Our net loss per share for the six months ended September 30, 2017 was $0.15. Our net loss per share for the six months ended September 30, 2016 was $0.06,

During the six months ended September 30, 2017, we incurred total expenses of $3,005,992, compared to total expenses of $814,010 during the same period in the prior year.

Our total expenses during the six months ended September 30, 2017 consisted of $174,321 in accounting and legal fees, $Nil in development costs, $754,916 in executive compensation and payroll, $1,725,000 in share based payments, $214,148 in insurance, $12,049 in Advertising, $11,691 in licenses and fees, $793 in bank charges, $3,681 in amortization, $38,524 in travel costs, and $70,851 in office expenses. For the same period ended September 30, 2016, we incurred expenses of $75,553 in accounting and legal fees, $414,360 in exploration and evaluation costs, $242,500 in executive compensation, $50,499 in licenses and fees, $1,584 in bank charges and interest, $23,193 in travel costs, and $6,321 in office expenses. Our total expenses are significantly higher for nearly all expenses. The exception is the Development Cost which have been deferred for the six months ended September 30, 2017. The increase in expenses is mainly due to the increased activities and progress of the Lucky Shot property start up.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of September 30, 2017, we had $4,001,294 in cash, $651,110 in advances receivable, and $76,739 in prepaid expenses for a total of $4,729,143 in current assets and $1,274,033 in current liabilities and a working capital of $3,455,110.

As of September 30, 2017, we had $8,146,317 in long term assets, $8,500,000 in long term liabilities As of September 30, 2017, we had an accumulated deficit of $6,701,076. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and stream agreement funding. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2017, we used $1,409,487 in cash on continuing operating activities, and used $3,458,878 in investing activities and received net $7,284,975 from cash provided by financing activities and gained cash of $2,416,610. During the same period in fiscal 2016 we used $669,230 in cash on continuing operating activities, and received net $866,207 from cash provided by financing activities and increased cash of $96,470.

During the six months ended September 30, 2017, we received $784,975 in proceeds from issuance of common stock, and $6,500,000 in gold pre-purchase. We received $4,285,714 in mineral property leases from Miranda USA Inc. For the period ending September 30, 2016 we made payments of approximately $93,793 on the outstanding stockholders’ loan balance and received an additional $960,000.in proceeds from issuance of common stock. For the period ending September 30, 2017 the Company has accrued interest of $125,479 and amortization of $3,681(March 31, 2016 - $936 and $nil).

During the six months ended September 30, 2017, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $273,083 compared to approximately $111,538 during the same period in fiscal 2016. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $4,001,294 as of September 30, 2017 is sufficient to cover our current monthly burn rate for the foreseeable future and enough to pay our current liabilities balance of $1,274,033.

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

On September 27, 2017, the Registrant, Alaska Gold and the Stream Investor agreed, after the satisfaction by the Registrant of a majority of the Tranche 1 closing conditions, to amend certain provisions of the Streaming Agreement and concurrently close on one-half of Tranche 1 in the amount of $3,250,000. It is anticipated that the second half of the first tranche, also in the amount of US $3,250,000, will be consummated on or about thirty (30) days, upon satisfaction of the final closing conditions.

On August 8, 2017 the closing conditions were met and the second amount of $3,250,000 was received.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon outside financing to carry out our operations. Our unaudited consolidated interim financial statements for the period ended September 30, 2017 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over consolidated financial reporting as of September 30, 2017 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

1.	We do not have a majority of independent directors. As of June 27, 2016 we instituted policies for corporate code of conducts, whistle blower and a corporate governance and insider trading.

2.	All cash management is conducted solely by one officer and confirmed by a second officer, which may result in the misappropriation of funds.

3.	The lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.

4.	We are in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

Management continuously evaluates remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are: (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities

On October 21, 2017, Gold Torrent, Inc. (the “Registrant”) completed a previously reported private placement offering (the “Offering”) of its common stock, par value $0.001 per share (the “Common Stock”) to certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase shares of the Common Stock for $0.50 per share. The Registrant received gross proceeds of $1,829,975 from the Offering for the sale of an aggregate of 3,659,995 shares of Common Stock.

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

Date: November 14, 2017	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

