Form 10-K/A
period 2017-03-31
Gold Torrent, Inc.
filed 2017-12-08
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the OTCQB Venture Marketplace on such date, was approximately $3,480,783.

As of June 23, 2017, the registrant’s outstanding common stock consisted of 18,208,602 shares.

Explanatory Note

This Amendment to the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2107 is being filed in order address comments from the SEC that required us to (i) disclose on the cover page the market value of our public float as of the last business day of our second fiscal quarter, (ii) make certain disclosures under Item 2 Properties concerning our land and mineral rights associated with our mining properties and to discuss our material exploration and extraction permits required to perform work on our mining properties, and (iii) provide certain disclosure concerning our related party transactions in Item 13. Certain Relationships and Related Transactions and Director Independence. We have also updated our exhibit list based on comments received from the SEC.

Other than the changes described above, no other changes have been made to the originally filed Form 10-K and this Form 10-K/A has not been updated to reflect events that occurred after the January 23, 2017, the filing date of the originally filed Form 10-K.

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

During August 2017 the Company conducted assessment work on the project’s State of Alaska claim blocks. One 640-foot surface core drill hole was completed in an area overlying by the eastern extension of the Murphy Vein block. This drill hole was designed to test the concept that the zone encountered in the 2005 – 2009 prior owner drilling program extends across the valley floor at a depth of about 350 feet. The success of the drill hole provides a much larger resource target area for future exploration drilling. Following are interval assays:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal Office

Our executive office is located at 960 Broadway Avenue, Suite 530, Boise, Idaho 83706. This office is currently leased to us since July 1, 2017, and we recognize an expense of $3,030 rent per month for it.

We also own a 30-acre parcel of private, undeveloped land, which was purchased for $100,506 in 2016 and two buildings, which were purchased for $304,900 in Alaska near the Lucky Shot Project for the siting of a gold recovery plant. The legal description of the proposed plan site is Government Lot 5, Sec. 18, T.20, R.4 W.

Mineral Properties

A Preliminary Feasibility Study dated June 30, 2016 (the “Preliminary Feasibility Study”), was prepared by Hard Rock Consulting, LLC for us in connection with the potential development of the patented and unpatented mining claims outlined below in the Willow Creek mining district in the Matanuska-Susitna region of Alaska (the “Lucky Shot Project”). Much of the information disclosed the following section is derived from the Preliminary Feasibility Study. The Preliminary Feasibility Study was prepared in accordance with National Instrument 43-101 – Technical Reports under Canadian securities laws, and we do not claim that the Preliminary Feasibility Study is compliant with the SEC Industry Guide 7.

Location

The Lucky Shot Project is located within the Willow Creek mining district of south central Alaska, roughly 40 km northeast of the town of Willow in the Matanuska-Susitna Borough, and about 80 km (50 miles) northeast of Anchorage, Alaska. The Willow Creek mining district covers an area of around 82 km2 along the southwestern edge of the Talkeetna Mountains, centered at about N61 degrees 46’30” latitude and W149 degrees 20’30” longitude. The Lucky Shot Project area is situated in the eastern portion of the Willow Creek Mining district, and includes the Lucky Shot, War Baby, Coleman and Murphy mines and prospects. The Lucky Shot Project includes both private and state lands.

The following maps show the location of the Lucky Shot Project:

350000
375000
400000
425000
6875000
6850000
6825000
6800000
6775000
N
Willow Creek Project
Willow
Wasilla
Palmer
Anchorage
1
3
UNITED STATES
Alaska
Anchorage
Esri, HERE, DeLorme, MapmyIndia, © OpenStreetMap contributors
Sources: Esri, HERE, DeLorme, TomTom, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), swisstopo, MapmyIndia, © OpenStreetMap contributors, and the GIS User Community
0
10
20
Km
0
5
10
20
Mi
NAD 1983 UTM Zone 6N
Hard Rock Consulting, LLC
February 23, 2016

The following map highlights the location of the mining claims associated with the Lucky Shot Project:

Ownership and Mining Claims

The Lucky Shot Project consists of 43 patented federal mining claims in two areas owned by Alaska Hardrock Incorporated (“AHI”) and 62 contiguous 160-acre state mining claims also controlled by AHI. The claims cover approximately 4,299 hectares (10,623 acres) within 18 Sections of Townships 19 and 20 North, Ranges 1 East and 1 West in the above map. The following is a complete list of the claims:

Patented Claims

	Name	Survey	Patent

1	Gold Dust No. 2	960A	478360
2	Golden Wonder	960A	478360
3	Golden Wonder No. 1	960A	478360
4	Gold Dust	960A	478360
5	Gold Dust No. 1	960A	478360
6	Gold Dust Fraction	960A	478360
7	Golden Eagle	1018	728475
8	Golden Eagle No. 1	1018	728475
9	Summit	1018	728475
10	Gold Nugget	1018	728475
11	Bird	1018	728475
12	Brassel Fraction Lode Claim	1487	1159173
13	War Baby No. One Claim	1487	1159173
14	War Baby No. Two (2) Lode Claim	1487	1159173
15	War Baby No. 3 Lode Claim	1487	1159173
16	War Baby No. 4 Lode Claim	1487	1159173
17	Lucky Shot Lode Claim No. 1	1487	1159173
18	Lucky Shot Lode Claim No. 2	1487	1159173
19	Lucky Shot Lode Claim No. 3	1487	1159173
20	Lucky Shot No. 5 Load Claim	1487	1159173
21	War Eagle Fraction Claim	1487	1159173
22	War Eagle No. 1	1487	1159173
23	War Eagle No. 2	1487	1159173
24	War Eagle No. 3	1487	1159173
25	Lucky Shot Lode Claim	1487	1159173
26	Mary	2047	1127290
27	Black King No. 2	2094	1128877
28	Black King No. 3	2094	1128877
29	Black King No. 4	2094	1128877
30	Ready Bullion	2094	1128877
31	Ready Bullion No. 1	2094	1128877
32	Ready Bullion No. 2	2094	1128877
33	Ready Bullion Fraction	2094	1128877
34	Early Cash	2094	1128877
35	Early Cash No. 1	2094	1128877
36	Lucky Gold Fraction	2094	1128877
37	Taylor Claim	2186A	1159173
38	Wilson Lode Claim	2186A	1159173
39	Madison Claim	2186A	1159173
40	Coolidge Lode Claim	2186A	1159173
41	War Eagle No. 4 Claim	2186A	1159173
42	War Eagle No. 5 Claim	2186A	1159173
43	War Eagle No. 6 Claim	2187A	1159173

State Claims

	Name	ADL#	Meridian, Township, Range, Section, Section/4
1	LS 1	645931	S 20N 01W	34	SE
2	LS 2	645932	S 20N 01W	35	SW
3	LS 3	645933	S 20N 01W	35	SE
4	LS 4	645934	S 20N 01W	36	SW
5	LS 5	645935	S 20N 01W	36	SE
6	LS 6	645936	S 20N 01E	31	SW
7	LS 7	645937	S 20N 01E	31	SE
8	LS 9	645939	S 20N 01E	32	NW
9	LS 10	645940	S 20N 01E	31	NE
10	LS 11	645941	S 20N 01E	31	NW
11	LS 12	645942	S 20N 01W	36	NE
12	LS 13	645943	S 20N 01W	36	NW
13	LS 14	645944	S 20N 01W	35	NE
14	LS 15	645945	S 20N 01W	35	NW
15	LS 16	645946	S 20N 01W	34	NE
16	LS 17	645947	S 20N 01W	25	SE
17	LS 18	645948	S 20N 01E	30	SW
18	LS 19	645949	S 20N 01E	30	SE
19	LS 23	645953	S 20N 01E	29	NW
20	LS 24	645954	S 20N 01E	30	NE
21	LS 25	645955	S 20N 01E	19	SE
22	LS 26	645956	S 20N 01E	20	SW
23	LS 27	645957	S 20N 01E	20	SE
24	LS 28	650112	S 20N 01W	33	SE
25	LS 29	650113	S 20N 01W	34	SW
26	LS 30	650114	S 20N 01W	34	NW
27	LS 31	650833	S 19N 01W	5	NE
28	LS 32	650834	S 19N 01W	4	NW
29	LS 33	650835	S 19N 01W	4	NE
30	LS 34	650836	S 19N 01W	3	NW
31	LS 35	650837	S 20N 01W	33	SW
32	LS 36	650838	S 20N 01W	32	SE
33	LS 37	650839	S 20N 01W	33	NE
34	LS 38	650840	S 20N 01W	33	NW
35	LS 39	650841	S 20N 01W	33	NE
36	LS 40	650842	S 20N 01W	27	SE
37	LS 41	650843	S 20N 01W	27	SW
38	LS 42	650844	S 20N 01W	28	SE
39	LS 43	650845	S 20N 01W	28	SW
40	LS 44	650846	S 20N 01W	29	SE
41	LS 45	650847	S 20N 01W	28	NW
42	LS 46	650848	S 20N 01W	28	NE
43	LS 47	650849	S 20N 01W	27	NW
44	LS 48	650850	S 20N 01W	27	NE
45	LS 49	650851	S 20N 01W	26	NW
46	LS 50	650852	S 20N 01W	26	NE
47	LS 51	650853	S 20N 01W	25	NW
48	LS 53	650855	S 20N 01E	30	NW
49	LS 54	651699	S 19N 01W	3	NE
50	LS 55	651700	S 19N 01W	2	NW
51	LS 56	651701	S 19N 01W	2	NE
52	LS 57	656100	S 19N 01W	1	NW
53	LS 58	656101	S 19N 01W	1	NE
54	LS 59	656102	S 19N 01E	6	NW
55	LS 60	656103	S 19N 01E	6	NE
56	LS 61	656104	S 19N 01W	3	SE
57	LS 62	656105	S 19N 01W	2	SW
58	LS 63	656106	S 19N 01W	2	SW

Ownership Interests

AHI and Miranda Gold Corp. (the parent company of Miranda), entered into a mineral lease agreement dated November 15, 2013 (the “Mining Lease Agreement”) for the all of the patented and unpatented mining claims and rights listed above. The term of the lease is eighty years and the lease is subject to annual payments of $150,000 to AHI and if production is achieved, a two (2) percent net smelter return royalty from production derived from patented lands and a four (4) percent royalty from state claims. The terms of the Mining Lease Agreement require that the annual lease payment be made until such time as a combination of lease payments and royalties exceeds $2.7 million, after which only royalty payments are required. We are not aware of any liens or other encumbrances on any of the mining claims associated with the Lucky Shot Project.

Miranda Gold Corp.’s interests in the mineral claims subject to the Mining Lease Agreement, which were valued at $4,285,714, were assigned by Miranda to Alaska Gold Torrent, LLC (“Alaska Gold Torrent”) on February 10, 2017. Alaska Gold Torrent is a joint venture between the Company and Miranda is 70% owned by the Company and 30% owned by Miranda, and managed by the Company. Consequently, the Company now owns a 70% undivided interest in the Lucky Strike Project through Gold Torrent Alaska.

Pursuant to the terms of the operating agreement governing Alaska Gold Torrent, the Company is entitled to: i) 90% of all the allocations to members of Alaska Gold Torrent (which will be income from the Lucky Shot Project) until all of the Company’s initial capital contribution of $10,000,000 to the Lucky Shot Project is fully repaid, ii) 80% of all allocations to members of Alaska Gold Torrent until any additional capital contribution made by the Company to the Lucky Shot Project is fully repaid, and iii) 70% of all allocations to members of Alaska Gold Torrent thereafter.

Streaming Agreement

On February 9, 2017, Alaska Gold Torrent and CRH Funding II Pte. Ltd., a Singapore private limited company (the “Stream Investor”) entered into a Gold and Silver Prepayment Agreement (the “Streaming Agreement”), under which the Stream Investor will invest up to $11,250,000, which will be credited to the Company’s investment in Alaska Gold Torrent, as follows:

(i)	$6,500,000 upon satisfaction of certain Tranche 1 conditions; and,

(ii)	$4,750,000 upon satisfaction of certain Tranche 2 conditions including receipt of all necessary permits.

The obligations of Alaska Gold Torrent under the Streaming Agreement are secured by a deed of trust, and guaranteed by Alaska Gold Torrent. In consideration of the $11,250,000 investment by the Stream Investor, Alaska Gold Torrent will deliver to the Stream Investor: (i) 18% of the Lucky Shot Project’s annual production of refined gold and silver until the Stream Investor has received 23,000 ounces of gold and silver; (ii) 10% of the annual production of the Lucky Shot Project until an additional 5,000 ounces of gold and silver have been delivered to the Stream Investor for a cumulative total of 28,000 ounces of gold and silver; and (iii) 5% of the annual production of the Lucky Shot Project thereafter coming from the patented mining claims of Alaska Gold Torrent and 2.5% of the production coming from the unpatented mining claims. The delivery of ounces of gold and silver and the repayments under the Streaming Agreement shall be borne entirely from the Company’s interest from its Alaska Gold Torrent allocations and cash distributions. Miranda shall be entitled to receive its allocations and the resulting cash distributions using calculations that determine the after-tax cash flow distributions that would have occurred on an “all equity” basis showing cash distributions and allocations assuming the financing had not occurred.

Alaska Gold Torrent is subject to certain events of default under the Streaming Agreement including if, from the date of the Tranche 1 drawdown, Alaska Gold Torrent fails to produce at least 5,000 ounces of gold and silver and deliver to the Stream Investor at least 1,000 ounces of gold and silver by the 18th month following the earlier of the date the Lucky Shot Project has achieved commercial production or the 15th month following the closing of the 1st tranche (the “First Delivery Date”); produce at least 10,000 ounces of gold and silver and deliver to the Stream Investor at least 2,000 ounces of gold and silver by the 24th month after the First Delivery Date; produce 20,000 ounces of gold and silver and deliver to the Stream Investor at least 4,000 ounces of gold and silver by the 36th month after the First Delivery Date; deliver to the Stream Investor at least 10,000 ounces of gold and silver by the 48th month following the First Delivery Date; deliver to the Stream Investor at least 19,400 ounces of gold and silver by the 60th month after the First Delivery Date; and deliver to the Stream Investor at least 23,900 ounces of gold and silver by the 72nd month after the First Delivery Date; and deliver to the Stream Investor at least 28,000 ounces of gold and silver by the 84th month following the First Delivery Date.

On June 27, 2017, the Company and the Stream Investor agreed, after the satisfaction by Alaska Gold Torrent of a majority of the Tranche 1 closing conditions, to amend certain provisions of the Streaming Agreement and concurrently close on one-half of Tranche 1 in the amount of $3,250,000. The second half of the first tranche, also in the amount of $3,250,000, was consummated on August 8, 2017 upon satisfaction of the final closing conditions.

Rock Formations and Mineralization

Oceanic plate subduction under continental margin has dominated the Alaska geologic landscape for the last 150 million years, creating various metamorphic terranes. Many of the Middle Cretaceous and younger mineralized systems in southern Alaska are related to volcanic accretion and hydrothermal activity Tis includes the mesothermal veins in the Willow Creek mining district. Based on historical literature, rock types in the Willow Creek mining district are comprised of faulted Upper Cretaceous granite and the Willow Creek quartz diorite-tonalite (a phase of Talkeetna Batholith), bordered to the south by Jurassic Hatcher Pass Schist of the Peninsular terrane, which consist of a well-stratified sequence of variably metamorphosed Paleozoic and Mesozoic volcanic and sedimentary rocks and a Jurassic granite batholith. The Willow Creek quartz diorite-tonalite is intruded by a variety of dikes with chilled margins ranging in composition from aplite to lamprophyre.

The Willow Creek Mining district’s only known economic mineral is gold contained in mesothermal veins within low angle shears in the Willow Creek Quartz diorite-tonalite intrusive. The important lode gold-bearing shears strike 60-80 degrees and dip 30-60 degrees northerly.

During August 2017, we conducted assessment work on the Lucky Shot Project’s State of Alaska claim blocks. One 640-foot surface core drill hole was completed in an area overlying the eastern extension of the Murphy Vein block. The success of the drill hole provides a much larger resource target area for future exploration drilling. Following are interval assays:

				Gold Grade
From	To	Feet	Meters	(opt)	(g/t)
124	125	1	0.3	0.017	0.53
339	347	8	2.6	0.019	0.58
352	359	7	2.3	0.008	0.24

Investors are cautioned not to assume that any part or all of the mineral deposits described above will ever be economically or legally mineable and thus converted to reserves for the purpose of the SEC’s Industry Guide 7. Under Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Although the results of the Preliminary Feasibility Study and the above mentioned assay results indicate that the potential for the discovery of mineral resources is high, the Lucky Shot Project is currently without known mineral reserves as defined in the SEC’s Industry Guide 7, and as a result our plan for further developing the Lucky Shot Project for the extraction of gold is exploratory in nature.

Access, Local Resources and Infrastructure

The nearest community to the Lucky Shot Project is the town of Willow, Alaska, which is 25 miles west of the project site. The town of Willow offers few amenities, but supply centers are available in Wasilla, Alaska, roughly 25 miles southwest of the Lucky Shot Project site, and Palmer Alaska about 20 miles to the south of the project site. Access to the Alaska Railroad system is available in Wasilla, and the ports of Anchorage, Seward and Whitter are accessible via road and railroad from Wasilla and Palmer.

The existing Lucky Shot Project infrastructure also includes approximately 500 meters of underground access via the Enserch Adit and a lessor-owned man-camp, facilities and used equipment to support mining, and road access. General access to the Lucky Shot Project is provided by State Highway 1 out of Anchorage, Alaska, and the Parks Highway via Wasilla. Access via Palmer is available only seasonally and requires navigating the steep switchback Hatcher Pass, which is unsuitable for larger vehicles. Direct access to the Lucky Shot Project is provided by the Willow-Creek-Hatcher Pass Road out of the town of Willow. Helicopter access is available for each of the local communities, but may be hampered by weather conditions. Heavy snowfalls are known to occur at the Hatcher Pass and can approach 20 ft. in depth while winds can approach 87 knots and average 3.8 knots. Historic mining operations at the Lucky Shot mine were conducted in all weather conditions, but exploration activities are generally carried out during the summer months when the ground is free of snow.

The Lucky Shot Project also is developing a 30-acre mill site on private land adjacent to an electrical power line operated by the Matanuska Electric Association Inc. This mill site is located on the Parks highway about six miles from Willow and 30 miles from the Lucky Shot Project Mine site. We to transport the high-grade ore from the Lucky Shot Project mine to the mill site via state roads using 20-ton highway haul trucks. We are currently constructing a gold development plant on the mill site, which will rely on electrical power from the adjacent transmission lines.

The Lucky Shot Project mine site currently includes a large shop building, camp quarters, and mill structure, which had been established by previous owners/operators of the mine. The mill building, which was built in 1981, no longer contains any milling equipment and after being refurbished is expected to be used for large equipment repair, while shop building and the camp quarters are currently in use. A historic tailings pond is located on the land owned by the state of Alaska just north of the shop building and mill structure. Although electrical power extends up the Willow Creek valley to within 10 miles of the site of the Lucky Shot Project, the existing facilities located at the Lucky Shot Project mine site rely on generated power. Satellite TV, internet, and cell phone service are also available. Water for underground mining operations at the Lucky Shot Project mine site is obtained from mine water discharge from a production well at the nearby Enserch portal.

Historical Exploration Activities

Gold was first discovered at Willow Creek in 1897. The first lode-gold quartz vein was discovered in 1906 by Bob Hatcher and named the Skyscraper vein and later became part of the Independence mine. This discovery formed the nucleus of the Alaska Free Gold Mining Company which began to develop the area that later became known as the Independence mine. By 1909, four companies were actively developing the district (primarily at the Independence and Gold Bullion veins) and had installed several stamp mills. By 1912, three gold mines were in operation; the Gold Bullion, Alaska Free Gold and Gold Quartz. The Lucky Shot vein system on the western side of the Willow Creek mining district was not discovered until 1918. Production first began in 1919 at the War Baby mine and continued under various operators until 1936. At that time the War Baby and Lucky Shot mines were consolidated and operated by Willow Creek Mines, Inc., which discovered the faulted-off western segment of the Lucky Shot vein in 1939, known as the Coleman area. Mining of the Coleman area was continued until 1942 with limited development work due to labor shortages.

In the 1980’s Enserch Exploration conducted an extensive exploration program which included soil sampling, drilling and underground exploration. AHI purchased the property containing the Lucky Shot Project in the early 1990’s and leased such property to Full Metal Minerals (“FMM”) in 2004. FMM subsequently moved forward with helicopter supported drilling exploration from 2005 to 2010. FMM completed seven NQ2 size core drill holes in 2005 in which they reportedly discovered significant gold mineralization. The drilling tested and confirmed earlier Enserch drill intercepts in the Coleman area. The majority of 73 core drill holes drilled in 2006 tested the central Coleman area with step-out fan drilling. Also, the Murphy area and the Nippon mine were drill tested in 2006. Encouraging results from drilling in the Coleman and Murphy areas prompted additional drilling in 2007 in these areas. In 2008 ten core drill holes were completed in the War Baby mine area. Two of ten drill holes intersected gold mineralization with the best intercept of 0.4 m at 33.75 g/t gold.

In 2008 work focused on rehabilitation of the Coleman portal and underground access to mine a bulk sample from the Coleman area. A total of 140 ft. of a planned 470 ft. bulk sample access was completed.

In 2009 an additional 29 core drill holes were designed to precede possible commercial development of the property by FMM.

By the end of 2009, FMM was in financial distress and announced an option agreement with Harmony Gold. As part of the agreement Harmony Gold could earn a 60% interest in the Lucky Shot Project property. Through 2010, Harmony continued permitting, geological studies, mine planning metallurgical work, and mill and tailings design. On November 18, 2010, Harmony Gold and FMM terminated their agreement concerning the Lucky Shot Project property. In 2013 as disclosed above, AHI leased to Miranda Gold Development Corp. pursuant to the terms of the Mining Lease Agreement.

Planned Development

The mine plan for the Lucky Shot Project current includes approximately 174,400 tons of ore grade material expected to be extracted by selective small scale underground mining for an anticipated period of four years from the January 1, 2017. We are currently spending the first year of this plan performing renovating and upgrading the infrastructure at the Lucky Shot Project site and to establish a secondary escape and ventilation system in the mine. The mine production schedule currently calls for the production of 200 tons per day of ore to be extracted from the mine, transported to our processing plant via state roads using 20-ton highway haul trucks. The initial ore mining is expected to come from the developed area of the Lucky Shot vein system. The overall mining dilution is currently expected to be approximately 34% from the underground mine using open stull stope mining.

The mineralized resource material are expected be placed on a stockpile at the mill. We plan on employing the use of a loader to feed the mill and gold recovery plant at two twelve-hour shifts, five days per week.

As of November 30, 2017, the total costs incurred by the Company in connection with the Lucky Shot Project are approximately $7.6 million. In order to meet our goal of establishing commercial production of gold at the Lucky Shot Project by the first quarter of 2019, our aggregate expenditures, including working capital, contingencies, exploration drilling and general and administrative costs associated with the Lucky Shot Project are expected to total approximately $19.25 million, while total capital expenditures are expected to total approximately $26.85 million.

Work Completed on the Property

Our work at the Lucky Shot Project mine site has included thus far:

●	The underground rehabilitation of 800 ft. of the Enserch Adit, while increasing the opening of the adit from 9 x 9 ft. to 12 x 12 ft.;

●	Enlarging the portal area with fill material, erecting a guard shack at the entrance to the portal area to control access, installing several portable connex containers at the portal, and improving approximately 1000 feet of road access to the portal through the construction of berms and the widening of the running surface to accommodate large equipment;

●	Leasing the man-camp from the owner and a installing a new diesel fired generator to provide power;

●	Refurbished a heavy equipment repair area in the mill building at the mine to be used to repair large equipment (we do not intend to use this building for milling); and

●	Installing a 400 kilowatt generator at the portal for electrical power.

We have also completed the detailed engineering, design and construction plans for the gold recovery plant and have built a septic system and established a source of water for the mill by establishing access to a nearby well. We have also secured access to the power lines near the entrance to the mill.

Permits and Environmental Liabilities.

Mining Facility

In connection with the potential mining operations at the Lucky Shot Project, we have acquired the following permits and/or regulatory approvals from the Alaska Department of Natural Resources: 1) Reclamation Plan Approval, 2) Reclamation Bond, 3) Plan of Operation Approval, and 4) Temporary Water Use. The Alaska Department of Environmental Conservation has also approved our construction related Storm Water Pollution Prevention Plan.

The permits granted associated with our planned mining operations at the Lucky Shot Project allow exploration and development work on the Lucky Shot Project property prior to production. After production is achieved, new permits for waste management and water management from the Alaska Department of Natural Resources and the Alaska Department of Environmental Conservation are required. The Lucky Shot Project mine site has been evaluated by the applicable regulatory agencies and it has been determined that based on the estimated emissions from the mine, the operation of the Lucky Shot Project mine will not require a minor air permit to run the generators and diesel equipment.

Although the Alaska Department of Natural Resources has granted us permits for building a switch-back and re-sloping the mine haul road, the mine still requires a minor driveway permit that is being handled under a current agreement between us and the Alaska Department of Transportation. We expect to have such a permit in place prior to any production activities at the mine.

Mill Processing Facility

In connection with the development of the mill site, we have acquired the following permits and/or regulatory approvals from the Alaska Department of Natural Resources: 1) Reclamation Plan Approval, 2) Reclamation Bond, 3) Temporary Water Use and 4) Burn Permit. We have also acquired the following permits/approvals from the Alaska Department of Environmental Conservation: 1) Minor Air Permit, 2) Solid Waste Permit, and 3) a construction related Storm Water Pollution Prevention Plan. We have also received a driveway permit from the Alaska Department of Transportation.

The permitting process from the regional fire marshal’s office is ongoing. There are three stages of construction that undergo a fire marshal review to ensure that the various code matters are addressed. The construction schedule for our mill processing facility allows for fire marshal reviews to take place, and we do not anticipate any permitting issues concerning the planned mill processing facility from the fire marshal’s office.

Our management believes we have all the required permits needed to proceed with the current level of construction and the eventual operating of the mill processing facility.

Environmental Liabilities

The Company is not aware of any current or potential future significant factors or risks that might affect access, title or the right or ability of Alaska Gold Torrent to perform work on the Luck Shot Project.

Item 3. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. We are also not aware of any legal proceedings that have been threatened against us.

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

During the fiscal year ended March 31, 2017, we made payments of approximately $93,793 on the outstanding stockholder’s loan balances and we received $1,455,000 in cash from financing activities in net proceeds from the issuance of our common stock and $2,000,000 in a secured convertible loan, for a total cash provided of $3,361,207 compared to cash receipts of $201,825 on the outstanding stockholder’s loan balances and we received $1,340,900 in cash from financing activities in net proceeds from the issuance of our common stock for a total cash provided of $1,139,075 during the fiscal year ended March 31, 2016.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 1, 2015, we entered into a General Services Agreement (the “Services Agreement”) with Daniel Kunz & Associates LLC (“Kunz LLC”), an entity controlled by Daniel Kunz, our current Chief Executive Officer and Director and Alexander Kunz, our current Chief Financial Officer and Director, whereby the Company agreed to pay Kunz LLC a monthly fee of $9,529 in exchange for geological and engineering consulting services that included the development of a mine plan in connection with the Lucky Shot Project. The monthly amount owed to Kunz LLC under the Services Agreement increased to $13,529 in January 2016, but was reduced on July 1, 2016 to $12,000 and then further reduced to $8,000 commencing October 1, 2016. During the year ended March 31, 2017 a total of $124,589 was paid to Kunz LLC under the Services Agreement, compared to a total of $447,817 in the year ended March 31, 2016. All funds received by Kunz LLC from the Company are distributed from Kunz LLC to the Kunz LLC personnel who worked on the Lucky Shot Project. During the year ended March 31, 2017, Kunz LLC distributed $[ ] and $[ ] in aggregate proceeds from the Services Agreement to Daniel Kunz and Alexander Kunz, respectively, while during the year ended March 31, 2016, Kunz LLC distributed $[ ] and $[ ] in aggregate proceeds from the Services Agreement to Daniel Kunz and Alexander Kunz, respectively. The remainder of the proceeds of the Services Agreement were distributed to between two and three contractors who performed, geologic, metallurgical and engineering services on the Lucky Shot Project.

On February 1, 2017, we entered into a license agreement (the “License Agreement”) with Kunz LLC pursuant to which Kunz LLC will license to Alaska Gold Torrent the design for the processing plant that is intend to process any gold extracted from the Lucky Shot Project mine. Kunz LLC is entitled to receive from the Company a lump sum payment of $200,000 for each gold processing plant with a capacity of at least 400 tons of ore per day constructed by Alaska Gold Torrent using the design, engineering and knowhow provided by Kunz LLC. This lump sum payment is due to Kunz LLC within 30 days of the date that commercial production of gold at the Lucky Shot Project is achieved. As of the date of this Proxy Statement /Prospectus, no funds have been advanced to Kunz LLC under the terms of the License Agreement.

Other than as described above, the Company did not engage in any transactions with related parties requiring disclosure under Item 404 of Regulation S-K under the Securities Act of 1933, as amended since April 1, 2015 and there are currently no such transactions proposed.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment (2)

3.3	Bylaws (1)

10.1	License Agreement – Gold Recovery Plant Design and Engineering, dated February 1, 2017, between Gold Torrent, Inc. and Daniel Kunz & Associates LLC.*

10.2	General Services Agreement, dated January 1, 2015, between Gold Torrent, Inc. and Daniel Kunz & Associates LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

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

Date: December 7, 2017	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Daniel Kunz	Chief Executive Officer, Director	December 7, 2017
Daniel Kunz	(Principal Executive Officer)

/s/ Alexander Kunz	Chief Financial Officer, Director	December 7, 2017
Alexander Kunz	(Principal Financial and Accounting Officer)

/s/ Roy Eiguren	Director	December 7, 2017
Roy Eiguren

/s/ Pat Okita	Director	December 7, 2017
Pat Okita

/s/ Steven McGrath	Director	December 7, 2017
Steven McGrath

/s/ Ryan Hart	Director	December 7, 2017
Ryan Hart

