Form 10-Q/A
period 2017-06-30
Gold Torrent, Inc.
filed 2017-12-08
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Gold Torrent, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (this “Amendment”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2017 (the “Original Form 10-Q”), to amend the basic and diluted loss per share disclosure in the Interim Consolidated Statements of Operations under Part I - Financial Information and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment.

Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

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

GOLD TORRENT, INC.

Interim Consolidated Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Expenses
Accounting and legal	$80,432	$35,300
Advertising	12,049	-
Amortization	1,739	-
Bank charges and interest	53,452	1,237
Executive compensation and salaries	308,255	121,250
Exploration and evaluation (Note 4)	366,948	162,582
Insurance	98,598	-
Licenses and fees	5,679	5,360
Office	39,402	5,384
Share-based payments	1,725,000	-
Travel and entertainment	24,984	13,651
Net Loss and Comprehensive Loss for the Period	(2,716,538)	(344,764)
Attributed to non-controlling interest	(829,671)	-
Attributed to stockholders of the Company	$(1,886,867)	$(344,764)

Weighted average number of common shares outstanding	18,508,552	12,157,173
Basic and diluted loss per share	$(10.19)	$(0.03)

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

Our net loss per share for the three months ended June 30, 2017 was $10.19. Our net loss per share for the three months ended June 30, 2016 was $0.03,

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

