Form 10-Q/A
period 2017-09-30
Gold Torrent, Inc.
filed 2017-12-26
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Gold Torrent, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (this “Amendment”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2017 (the “Original Form 10-Q”), to amend the Interim Consolidated Statements of Operations under Part I - Financial Information and the corresponding disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

3

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

Interim Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

	September 30, 2017	March 31, 2017
		(Audited)
Assets

Current
Cash	$4,001,294	$1,584,684
Advances receivable	651,111	-
Receivables	229,041	-
Prepaids and deposits	76,739	153,487
	4,958,185	1,738,171
Long Term Assets
Mineral property interest (Note 4)	4,285,714	405,406
Property, plant and equipment (Note 5)	1,418,774	-
	5,704,488	405,406
Total Assets	$10,662,673	$2,143,577

Liabilities
Current
Accounts payable (Note 6)	$644,063	$356,274
Accrued liabilities	543,586	475,573
Payroll liabilities	86,384	-
	1,274,033	831,847
Long Term Liabilities
Long-term debt (Note 7)	8,500,000	2,000,000
Total Liabilities	9,774,033	2,831,847

Stockholders’ Equity (Deficiency)
Common Stock (Note 9)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
19,778,550 common shares, $0.001 par value	19,779	33,087
(March 31, 2017 – 14,758,600 common shares)
Additional Paid-in Capital	5,580,546	3,057,263
Contributed Surplus (Notes 9 and 10)	208,808	208,808
Non-controlling Interest (Note 4)	2,724,642	-
Deficit	(7,645,135)	(3,987,428)

Total Stockholders’ Equity (Deficiency)	888,640	(688,270)

Total Liabilities and Stockholders’ Equity (Deficiency)	$10,662,673	$2,143,577

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Six Months Ended September 30, 2017	For the Six Months Ended September 30, 2016
Expenses
Accounting and legal	$93,889	$40,253	$174,321	$75,553
Advertising and promotion	-	-	12,049	-
Bank charges and interest	465	347	793	1,584
Depreciation	1,942	-	3,681	-
Executive compensation and payroll (Note 8)	391,940	121,250	754,916	242,500
Development	1,898,073	251,778	2,212,787	414,360
Insurance	115,543	-	214,148	-
Licenses and fees	6,013	45,139	11,691	50,499
Office	30,433	973	70,851	6,321
Share-based payments	-	-	1,725,000	-
Travel and transport	14,105	9,505	38,542	23,193
Loss before Other Items	(2,552,403)	(469,245)	(5,218,779)	(814,010)

Gain on settlement of debt	-	66,000	-	66,000
Net Loss and Comprehensive Loss for the Period	$(2,552,403)	$(403,245)	$(5,218,779)	$(748,010)
Attributed to non-controlling interest	$(730,510)	$-	$(1,561,072)	$-
Attributed to stockholders of the company	$(1,821,893)	$(403,245)	$(3,657,707)	$(748,010)

Weighted average number of common shares outstanding	18,977,811	12,468,162	18,574,997	12,619,203
Basic and diluted loss per share	$(0.10)	$(0.03)	$(0.20)	$(0.06)

See accompanying noted to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Six Months Ended September 30, 2017	For the Six Months Ended September 30, 2016

Cash Flow from Operating Activities
Net loss for the period	$(5,218,779)	$(748,010)
Items not involving cash:
Share- based payments	1,725,000	-
Gain on settlement of debt	-	(66,000)
Amortization	3,681	-
Changes in non-cash working capital items:
Advances receivable	(651,111)	-
Prepaids and deposits	76,748	82,808
Accounts payable and accrued liabilities	126,792	61,972
Payroll liabilities	86,384	-

Cash Used in Operating Activities	(3,851,285)	(669,230)

Cash Flow from Investing Activity
Purchase of property, plant and equipment	(1,017,080)	(100,507)

Cash used in Investing Activity	(1,017,080)	(100,507)
Cash Flow from Financing Activities
Proceeds from issuance of common stock	784,975	960,000
Proceeds from long-term debt	6,500,000	-
Repayment of shareholders’ loan	-	(93,793)

Cash provided by financing Activities	7,284,975	866,207
Increase in Cash	2,416,610	96,470
Cash, Beginning of Period	1,584,684	265,315

Cash, End of Period	$4,001,294	$361,785

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Non-controlling Interest	Deficit	Total
Balance, March 31, 2016	10,828,600	$29,157	$1,606,193	$208,808	$-	$(2,040,757)	$(196,599)
Shares issued for cash	3,930,000	3,930	1,451,070	-	-	-	1,455,000
Net loss for the year	-	-	-	-	-	(1,946,671)	(1,946,671)
Balance, March 31, 2017	14,758,600	33,087	3,057,263	208,808	-	(3,987,428)	(688,270)
Par value adjustment	-	(18,328)	18,328	-	-	-	-
Mineral property leases contributed	-	-	-	-	4,285,714	-	4,285,714
Shares issued for cash	1,569,950	1,570	783,405	-	-	-	784,975
Share-based payments	3,450,000	3,450	1,721,550	-	-	-	1,725,000
Net loss for the period	-	-	-	-	(1,561,072)	(3,657,707)	(5,218,779)
Balance, September 30, 2017	19,778,550	$19,779	$5,580,546	$208,808	$2,724,642	$(7,645,135)	$888,640

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

The Company has incurred losses since inception and has an accumulated deficit of $7,645,135 (March 31, 2017 - $3,987,428) as of September 30, 2017. As at September 30, 2017, the Company has working capital of $3,684,152 (March 31, 2017 - $906,324).

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

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. When the Company has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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
$9,886,925

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

(Unaudited - Expressed in US dollars)

5.    Property, Plant and Equipment

Balance as at September 30, 2017:

	Cost	Amortization	Net Book Value
Land	$100,506	$-	$100,506
Buildings	948,732	-	948,732
Equipment	300,833	-	300,833
Computers	4,915	307	4,608
Vehicles	63,524	3,176	60,348
Furniture and fittings	3,944	197	3,747
	$1,422,454	$3,680	$1,418,774

6.	Accounts Payable

Accounts payable as at September 30, 2017 includes the following:

●	$644,063 due to unrelated parties.

7.	Long-Term Debt

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

During the three month period ended September 30, 2017, we recognized a loss from continuing operations of $2,552,403, compared to a loss of $403,245 during the same period in the prior year.

Our net loss per share for the three months ended September 30, 2017 was $0,10. Our net loss per share for the three months ended September 30, 2016 was $0.03,

During the three months ended September 30, 2017, we incurred total expenses of $2,552,403, compared to total expenses of $403,245 during the same period in the prior year.

Our total expenses during the three months ended September 30, 2017 consisted of $93,889 in accounting and legal fees, $Nil in development costs, $391,940 in executive compensation and payroll, $1,898,073 in Development Cost, $115,543 in insurance, $Nil in Advertising, $6,013 in licenses and fees, $465 in bank charges, $1,942 in amortization, $14,105 in travel costs, and $30,433 in office expenses. For the same period ended September 30, 2016, we incurred expenses of $40,253 in accounting and legal fees, $251,778 in exploration and evaluation costs, $121,250 in executive compensation, $45,139 in licenses and fees, $347 in bank charges and finance fees, $9,505 in travel costs, and $973 in office expenses. Our total expenses are significantly higher for nearly all expenses. The increase in expenses is mainly due to the increased activities and progress of the Lucky Shot property start up.

For the Six Months ended September 30, 2017

During the six months ended September 30, 2017, we recognized $nil income, compared to $nil during the same period in the prior year.

During the six month period ended September 30, 2017, we recognized a loss from continuing operations of $5,218,779, compared to a loss of $748,010 during the same period in the prior year.

Our net loss per share for the six months ended September 30, 2017 was $0,20. Our net loss per share for the six months ended September 30, 2016 was $0.06,

During the six months ended September 30, 2017, we incurred total expenses of $5,218,779, compared to total expenses of $814,010 during the same period in the prior year.

Our total expenses during the six months ended September 30, 2017 consisted of $174,321 in accounting and legal fees, $2,212,788 in development costs, $754,916 in executive compensation and payroll, $1,725,000 in share based payments, $214,148 in insurance, $12,049 in Advertising, $11,691 in licenses and fees, $793 in bank charges, $3,681 in amortization, $38,524 in travel costs, and $70,851 in office expenses. For the same period ended September 30, 2016, we incurred expenses of $75,553 in accounting and legal fees, $414,360 in exploration and evaluation costs, $242,500 in executive compensation, $50,499 in licenses and fees, $1,584 in bank charges and interest, $23,193 in travel costs, and $6,321 in office expenses. Our total expenses are significantly higher for nearly all expenses. The increase in expenses is mainly due to the increased activities and progress of the Lucky Shot property start up.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of September 30, 2017, we had $4,001,294 in cash, $651,111 in advances receivable, and $76,739 in prepaid expenses for a total of $4,729,143 in current assets and $1,274,033 in current liabilities and a working capital of $3,684,152.

As of September 30, 2017, we had $5,704,488 in long term assets, $8,500,000 in long term liabilities As of September 30, 2017, we had an accumulated deficit of $7,645,135. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and stream agreement funding. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the six months ended September 30, 2017, we used $3,851,285 in cash on continuing operating activities, and used $1,017,080 in investing activities and received net $7,284,975 from cash provided by financing activities and gained cash of $2,416,610. During the same period in fiscal 2016 we used $669,230 in cash on continuing operating activities, and received net $866,207 from cash provided by financing activities and increased cash of $96,470.

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

During the six months ended September 30, 2017, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $320,940 compared to approximately $111,538 during the same period in fiscal 2016. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $4,001,294 as of September 30, 2017 is sufficient to cover our current monthly burn rate for the foreseeable future and enough to pay our current liabilities balance of $1,274,033.

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

Item 2. Unregistered Sales of Equity Securities

On April 7, 2017, the company authorized the issuance of Four Million (4,000,000) shares of its common stock, par value $0.001 per share to certain members of the Company’s management and technical team for their outstanding service to the Company.

Also on April 7, 2017, the Company authorized options to purchase Three Million (3,000,000) shares of Common Stock to officers, directors, key employees and managers in order to compensate, retain and incentivize such personnel. The Options are exercisable for five years and vest equally over three years with one-third of the number of Option Shares vesting immediately.

On March 23, 2017, the Company issued 2,100,000 bonus restricted shares of common stock as compensation to its current management and technical team with a value of $0.50 per share.

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

On March 23, 2017, the board also approved the granting up to 2,175,000 Options to directors, officers, employees, subsidiary employees and advisors. The Options shall vest with 1/3 of the award amount exercisable immediately upon issuance, 1/3 of the award exercisable on the date that is one year from the grant date, and 1/3 of the award exercisable on the date that is two years from the grant date. The Options shall expire (5) years from the grant date. Of the total number, 1,775,000 options were issued for $0.50 per share strike price and 400,000 options were issed to its current CEO and Chairman for $0.55 per share strike price as required by the 2016 Stock Option and Bonus Plan.

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

Date: December 26, 2017	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

