Form 10-Q/A
period 2017-09-30
Gold Torrent, Inc.
filed 2018-01-10
CIK 1463792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

As of January 9, 2018, the registrant’s outstanding common stock consisted of 20,110,552 shares.

EXPLANATORY NOTE

Gold Torrent, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (this “Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2017 (the “Original Form 10-Q”), and amended on a Form 10-Q filed with the SEC on December 26, 2017, to amend and restate the Interim Consolidated Financial Statements under Part I - Financial Information.

On January 9, 2018, the Board of Directors (the “Board”) of the Company, upon the recommendation of management, determined that the unaudited financial statements as of and for the quarterly period ended September 30, 2017 (the “Quarterly financial Statements”) previously filed with the SEC in the Original Form 10-Q, should be amended and restated. The Board, who also performs the functions of an audit committee for the Company determined that the Quarterly Financial Statements should be amended and restated after consultations with the Company’s management who determined that the costs associated with the development of the Company’s mining property in the Willow Creek mining district in the Matanuska-Susitna region of Alaska incurred during the periods covered by the Quarterly Financial Statements should have been reflected in the Quarterly Financial Statements as expenses as opposed to capitalized costs. Consequently, the Board has determined that the Quarterly Financial Statements will need to be restated to reflect this revised position. As a result, the Company has included with this Amendment restated Interim Consolidated Balance Sheets, restated Interim Consolidated Statements of Operations, restated Interim Consolidated Statements of Cash Flows, and restated Interim Consolidated Statements of Stockholders’ Equity (Deficiency) for the six months ended September 30, 2017, as well as revisions to the applicable notes to the Quarterly Financial Statements. Further, the Company has included with this Amendment amended disclosure under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the revisions to the Quarterly Financial Statements.

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

On February 13, 2017, the Company entered into a $11,250,000 gold and silver prepayment arrangement for the Lucky Shot gold project. The Streaming Agreement provided for a closing on the first tranche of $6,500,000 upon satisfaction by the Company of certain closing conditions.

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

On August 28, 2017, the Company entered into a Mining Services Agreement with Mining & Environmental Services, LLC for development of the Company’s Lucky Shot Mine, and other related mining services, including the development of the land located around the mine. If fully completed, it is estimated the Company will pay approximately $4,500,000 for such services. The Agreement contains customary representations, warranties and covenants by the parties for like transactions.

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

(b)

On February 13, 2017, the Company entered into a Gold and Silver Prepayment Agreement, and as per this agreement, the Company signed an employment agreement with one director. A total of $54,000 (September 30, 2016 - $Nil) was paid in the period ended September 30, 2017 as a result of the Gold and Silver Prepayment Agreement.

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

13.	Restatement and Correction of Error

The Company concluded that the consolidated balance sheet, and related consolidated statements of operations, cash flows, and stockholders’ equity (deficiency) included in Form 10-Q Quarterly Report, dated November 14, 2017 included certain erroneously capitalized development costs that should have been expensed. In connection with this, the financial statements for the Quarterly Report as of September 30, 2017 have been restated to account for the reduction of the previously capitalized development costs and the corresponding expensing of those costs as a correction of error. Management considered the impact to the current and past financial statements and determined that a restatement was the most appropriate recognition of the adjustment so as not to mislead readers of the financial statements regarding the current quarter’s results of operations.

The following adjustments were made to the September 30, 2017 restated financial statements:

GOLD TORRENT, INC.

Interim Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

	As Previously Reported September 30, 2017	Adjustment	As Restated September 30, 2017

Assets

Current
Cash	$4,001,294	$-	$4,001,294
Advances receivable	651,110	1	651,111
Receivables	-	229,041	229,041
Prepaids and deposits	76,739	-	76,739
	4,729,143	229,042	4,958,185
Long Term Assets
Mineral property interest	4,285,714	-	4,285,714
Property, plant and equipment	3,860,603	(2,441,829)	1,418,774
	8,146,317	(2,441,829)	5,704,488
Total Assets	$12,875,460	$(2,212,787)	$10,662,673

Liabilities
Current
Accounts payable	$644,063	$-	$644,063
Accrued liabilities	543,586	-	543,586
Payroll liabilities	86,384	-	86,384
	1,274,033	-	1,274,033
Long Term Liabilities
Long-term debt	8,500,000	-	8,500,000
Total Liabilities	9,774,033	-	9,774,033

Stockholders’ Equity (Deficiency)
Common Stock	19,779	-	19,779
Additional Paid-in Capital	5,580,546	-	5,580,546
Contributed Surplus	208,808	-	208,808
Non-controlling Interest	3,993,370	(1,268,728)	2,724,642
Deficit	(6,701,076)	(944,059)	(7,645,135)

Total Stockholders’ Equity (Deficiency)	3,101,427	(2,212,787)	888,640

Total Liabilities and Stockholders’ Equity (Deficiency)	$12,875,460	$(2,212,787)	$10,662,673

GOLD TORRENT, INC.

Interim Consolidated Statements of Operations

(Unaudited - Expressed in US dollars)

	As Previously Reported for the Three Months Ended September 30, 2017	Adjustment	As Restated for the Three Months Ended September 30, 2017	As Previously Reported for the Six Months Ended September 30, 2017	Adjustment	As Restated for the Six Months Ended September 30, 2017
Expenses
Accounting and legal	$93,889	$-	$93,889	$174,321	$-	$174,321
Advertising and promotion	-	-	-	12,049	-	12,049
Bank charges and interest	465	-	465	793	-	793
Depreciation	1,942	-	1,942	3,681	-	3,681
Executive compensation and payroll	391,940	-	391,940	754,916	-	754,916
Development	-	1,898,073	1,898,073	-	2,212,787	2,212,787
Insurance	115,543	-	115,543	214,148	-	214,148
Licenses and fees	6,013	-	6,013	11,691	-	11,691
Office	30,433	-	30,433	70,851	-	70,851
Share-based payments	-	-	-	1,725,000	-	1,725,000
Travel and transport	14,105	-	14,105	38,542	-	38,542
Net Loss and Comprehensive Loss for the Period	$(654,330)	$(1,898,073)	$(2,552,403)	$(3,005,992)	$(2,212,787)	$(5,218,779)
Attributed to non-controlling interest	$(161,089)	$(569,421)	$(730,510)	$(292,344)	$(1,268,728)	$(1,561,072)
Attributed to stockholders of the company	$(493,241)	$(1,328,652)	$(1,821,893)	$(2,713,648)	$(944,059)	$(3,657,707)

Weighted average number of common shares outstanding	18,977,811	-	18,977,811	18,574,997	-	18,574,997
Basic and diluted loss per share	$(0.03)	$(0.07)	$(0.10)	$(0.15)	$(0.05)	$(0.20)

GOLD TORRENT, INC.

Interim Consolidated Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	As Previously Reported for the Six Months Ended September 30, 2017	Adjustment	As Restated for the Six Months Ended September 30, 2017

Cash Flow from Operating Activities
Net loss for the period	$(3,005,992)	$(2,212,787)	$(5,218,779)
Items not involving cash:
Share-based payments	1,725,000	-	1,725,000
Amortization	3,681	-	3,681
Changes in non-cash working capital items:
Advances receivable	(651,110)	(1)	(651,111)
Prepaids and deposits	76,748	-	76,748
Accounts payable and accrued liabilities	355,802	(229,010)	126,792
Payroll liabilities	86,384	-	86,384

Cash Used in Operating Activities	(1,409,487)	(2,441,798)	(3,851,285)

Cash Flow from Investing Activity
Purchase of property, plant and equipment	(3,458,878)	2,441,798	(1,017,080)

Cash used in Investing Activity	(3,458,878)	2,441,798	(1,017,080)
Cash Flow from Financing Activities
Proceeds from issuance of common stock	784,975	-	784,975
Proceeds from long-term debt	6,500,000	-	6,500,000

Cash provided by Financing Activities	7,284,975	-	7,284,975
Increase in Cash	2,416,610	-	2,416,610
Cash, Beginning of Period	1,584,684	-	1,584,684

Cash, End of Period	$4,001,294	$-	$4,001,294

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

The Company also entered into the Streaming Arrangement among the Stream Investor, the Company, Miranda and Alaska Gold Torrent LLC, under which the Stream Investor will invest up to $11,250,000, which will be credited to the Company’s investment in Alaska Gold Torrent LLC, as follows:

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

Alaska Gold Torrent LLC is subject to certain events of default under the Streaming Agreement including if, from the date of the Tranche 1 drawdown, Alaska Gold Torrent LLC fails to produce at least 5,000 ounces of gold and silver and deliver to the Stream Investor at least 1,000 ounces of gold and silver by the 18th month following the earlier of the date the Lucky Shot Project has achieved commercial production or the 15th month following the closing of the 1st tranche (which took place on August 8, 2017) (the “First Delivery Date”); produce at least 10,000 ounces of gold and silver and deliver to CRH at least 2,000 ounces of gold and silver by the 24th month after the First Delivery Date; produce 20,000 ounces of gold and silver and deliver to CRH at least 4,000 ounces of gold and silver by the 36th month after the First Delivery Date; deliver CRH at least 10,000 ounces of gold and silver by the 48th month following the First Delivery Date; deliver to CRH at least 19,400 ounces of gold and silver by the 60th month after the First Delivery Date; and deliver to CRH at least 23,900 ounces of gold and silver by the 72nd month after the First Delivery Date; and deliver to CRH at least 28,000 ounces of gold and silver by the 84th month following the First Delivery Date.

In consideration for the commitments under the Agreement, the Company issued the Preferred Note Investor common stock purchase warrants to purchase two million shares of common stock of the Company at an exercise price of $0.50 per share for a period of three years from the date of issuance. In conjunction with the transaction, the Company and the Preferred Note Investor also entered into an Investor Rights Agreement, and an Indemnity Agreement. The convertible preferred note and warrants were issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated by the SEC under the Securities Act.

As part of the Agreement, CRH nominated Mr. Pat Okita, PhD to join the Gold Torrent board of directors and the board has unanimously approved his appointment. Mr Okita joins the board effective Feb 15, 2017

On February 14, 2017 the Company received $1,900,000 in proceeds from the note, net of CRH’s legal expenses, to be used as part of the Company’s initial investment in the Project.

On June 27, 2017, the Company and CRH agreed, after the satisfaction by Alaska Gold Torrent of a majority of the Tranche 1 closing conditions, to amend certain provisions of the Streaming Agreement and concurrently close on one-half of Tranche 1 in the amount of $3,250,000. The second half of Tranche 1, also in the amount of $3,250,000, was consummated on August 8, 2017 upon satisfaction of the final closing conditions.

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

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of September 30, 2017, we had $4,001,294 in cash, $651,111 in advances receivable, $229,041 in receivables, and $76,739 in prepaid expenses for a total of $4,958,185 in current assets and $1,274,033 in current liabilities and a working capital of $3,684,152.

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

Future Financings

The Company entered into the Streaming Arrangement among the Stream Investor, the Company, Miranda and Alaska Gold Torrent LLC, under which the Stream Investor will invest up to $11,250,000, which will be credited to the Company’s investment in Alaska Gold Torrent LLC, as follows:

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

On June 27, 2017, the Company and CRH agreed, after the satisfaction by Alaska Gold Torrent of a majority of the Tranche 1 closing conditions, to amend certain provisions of the Streaming Agreement and concurrently close on one-half of Tranche 1 in the amount of $3,250,000. The second half of Tranche 1, also in the amount of $3,250,000, was consummated on August 8, 2017 upon satisfaction of the final closing conditions.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

Date: January 10, 2018	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

