Form 10-Q
period 2017-12-31
Gold Torrent, Inc.
filed 2018-02-14
CIK 1463792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of February 14, 2018, the registrant’s outstanding common stock consisted of 20,110,552 shares.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of GOLD TORRENT, INC. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

GOLD TORRENT, INC.

Interim Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

	December 31, 2017	March 31, 2017
		(Audited)
Assets

Current
Cash	$1,316,452	$1,584,684
Advances receivable	747,639	-
Prepaids and deposits	25,836	153,487

	2,089,927	1,738,171
Long Term Assets
Mineral property interest (Note 4)	4,285,714	405,406
Land and other property	104,034	-
Property, plant and equipment (Note 5)	1,855,879	-

	6,245,627	405,406
Total Assets	$8,335,554	$2,143,577

Liabilities
Current
Accounts payable (Note 6)	$309,829	$356,274
Accrued liabilities	603,566	475,573
Payroll liabilities	98,364	-
	1,011,759	831,847
Long Term Liabilities
Long-term debt (Note 7)	8,500,000	2,000,000
Total Liabilities	9,511,759	2,831,847

Stockholders’ Equity (Deficiency)
Common Stock (Note 9)
Authorized:
200,000,000 common shares, $0.001 par value
20,000,000 preferred shares, $0.001 par value
Issued and outstanding:
20,110,552 common shares, $0.001 par value	20,111	33,087
(March 31, 2017 – 14,758,600 common shares)
Additional Paid-in Capital	5,746,214	3,057,263
Contributed Surplus (Notes 9 and 10)	866,808	208,808
Non-controlling Interest (Note 4)	2,186,541	-
Deficit	(9,995,879)	(3,987,428)

Total Stockholders’ Equity (Deficiency)	(1,176,205)	(688,270)

Total Liabilities and Stockholders’ Equity (Deficiency)	$8,335,554	$2,143,577

Nature of operations and going concern (Note 1)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Operations

(Unaudited - Expressed in US dollars)

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016	For the Nine Months Ended December 31, 2017	For the Nine Months Ended December 31, 2016
Income
Interest Received	$2,594	$-	$2,594	$-
Expenses
Accounting and legal	34,811	21,311	209,132	96,864
Advertising and promotion	-	-	12,049	-
Amortization	1,840	-	5,521	-
Bank charges and interest	289,434	208	290,227	1,792
Executive compensation and payroll (Note 8)	411,991	121,250	1,134,166	363,750
Development	1,330,321	308,731	3,488,082	723,091
Insurance	64,118	-	278,013	-
Licenses and fees	17,289	4,614	28,980	55,113
Office	43,206	1,588	112,612	7,908
Professional Services	19,940	-	43,682	-
Property Tax	-	-	1,432	-
Share-based payments	125,000	-	2,449,000	-
Travel and transport	18,780	8,743	57,322	31,938
Loss before Other Items	(2,356,730)	(466,445)	8,110,218	(1,280,456)

Gain on settlement of debt	-	-	-	66,000
Net Loss and Comprehensive Loss for the Period	$(2,354,136)	$(466,445)	$(8,107,624)	$(1,214,456)
Attributed to non-controlling interest	$(557,387)	$-	$(2,099,173)	$-
Attributed to stockholders of the company	$(1,796,749)	$(466,445)	$(6,008,451)	$(1,214,456)

Weighted average number of common shares outstanding	20,093,093	12,651,858	19,084,723	14,189,586
Basic and diluted loss per share	$(0.09)	$(0.04)	$(0.31)	$(0.09)

See accompanying noted to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended December 31, 2016

Cash Flow from Operating Activities
Net loss for the period	$(8,107,624)	$(1,214,456)
Items not involving cash:
Share- based payments	2,449,000	-
Gain on settlement of debt	-	(66,000)
Accrued interest on debt	185,459	-
Amortization	5,521	-
Changes in non-cash working capital items:
Advances receivable	(747,639)	-
Prepaids and deposits	127,651	90,713
Accounts payable and accrued liabilities	(103,910)	110,954
Payroll liabilities	98,363	-

Cash Used in Operating Activities	(6,093,179)	(1,078,789)

Cash Flow from Investing Activity
Purchase of property, plant and equipment	(1,560,028)	(100,507)

Cash used in Investing Activity	(1,560,028)	(100,507)
Cash Flow from Financing Activities
Proceeds from issuance of common stock	884,975	1,210,000
Proceeds from long-term debt	6,500,000	-
Repayment of shareholders’ loan	-	(93,793)

Cash provided by financing Activities	7,384,975	1,116,207
Decrease in Cash	(268,232)	(63,089)
Cash, Beginning of Period	1,584,684	265,315

Cash, End of Period	$1,316,452	$202,226

Supplemental Information
Taxes paid	$-	$-
Interest paid	$-	$-
Interest received	$2,594	$-
Shares cancelled	$59,000	$-

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Interim Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited - Expressed in US dollars)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Contributed Surplus	Non- controlling Interest	Deficit	Total
Balance, March 31, 2016	10,828,600	$29,157	$1,606,193	$208,808	$-	$(2,040,757)	$(196,599)
Shares issued for cash	3,930,000	3,930	1,451,070	-	-	-	1,455,000
Net loss for the year	-	-	-	-	-	(1,946,671)	(1,946,671)
Balance, March 31, 2017	14,758,600	33,087	3,057,263	208,808	-	(3,987,428)	(688,270)
Par value adjustment	-	(18,328)	18,328	-	-	-	-
Mineral property leases contributed	-	-	-	-	4,285,714	-	4,285,714
Shares issued for cash	1,769,952	1,770	883,205	-	-	-	884,975
Share-based payments	3,700,000	3,700	1,846,300	-	-	-	1,850,000
Stock options granted	-	-	-	599,000	-	-	599,000
Shares cancelled	(118,000)	(118)	(58,882)	59,000	-	-	-
Net loss for the period	-	-	-	-	(2,099,173)	(6,008,451)	(8,107,624)
Balance, December 31, 2017	20,110,552	$20,111	$5,746,214	$866,808	$2,186,541	$(9,995,879)	$(1,176,205)

See accompanying notes to interim financial statements.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

(Unaudited - Expressed in US dollars)

1.	Nature of Operations and Going Concern

Gold Torrent, Inc. (the “Company”) was incorporated in Nevada as Celldonate Inc. on August 15, 2006. Historically, the Company was in the business of developing mobile monetization solutions and applications. On September 10, 2013, certain shareholders, including the Company’s current Chief Executive Officer and its President, acquired approximately 53% of the Company’s issued and outstanding common stock resulting in a change of control. In connection with the transaction, Daniel Kunz was appointed Executive Chairman and Ryan Hart was appointed Chief Executive Officer and President. Thereafter, the Company began to focus on acquiring ownership in late-stage exploration to development stage gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. During the fiscal year ended March 31, 2015, the Company entered into an Exploration and Option to Enter Joint Venture Agreement with a third party (Note 4).

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

The Company has incurred losses since inception and has an accumulated deficit of $9,995,879 (March 31, 2017 - $3,987,428) as of December 31, 2017. As at December 31, 2017, the Company has working capital of $1,078,168 (March 31, 2017 - $906,324).

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

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

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

Nine Months Ended December 31, 2017 and 2016

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

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration and development costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. When the Company has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Nine Months Ended December 31, 2017 and 2016

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

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The Company is not exposed to significant credit risk as at December 31, 2017.

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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying its financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. At December 31, 2017, the Company had accounts payable of $309,829 (March 31, 2017 - $356,274), which are due within 30 days or less. At December 31, 2017, accrued liabilities of 603,566 (March 31, 2017 - $475,573) consist of accrued accounting and legal fees of $10,000 (March 31, 2017 - $15,000), accrued interest of $185,458 (March 31, 2017 - $25,205), accrued executive compensation of $408,108 (March 31, 2017 - $407,607), and exploration and development costs of $Nil (March 31, 2017 - $27,761).

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

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

(Unaudited - Expressed in US dollars)

4.	Exploration, Development and Mineral Properties (continued)

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

On August 28, 2017, the Company entered into a Mining Services Agreement with Mining & Environmental Services, LLC (“MES”) for development of the Company’s Luck Shot Mine, and other related mining services, including the development of the land located around the mine. If fully completed, it is estimated the Company will pay approximately $4,500,000 for such services. The Agreement contains customary representations, warranties and covenants by the parties for like transactions. On November 14, 2017, the Company issued a notice of suspension to MES due to the decision to slow down activities for the winter period and until further funding is arranged. On November 20, 2017, the Agreement was terminated for convenience.

As at December 31, 2017, mineral property interest consists of:

Mineral property leases	$4,285,714

Cumulative Funding to Alaska Gold Torrent LLC:

As at December 31, 2017, the Company has provided funding to Alaska Gold Torrent, LLC in the total amount of $9,886,925. This consists of cumulative acquisition, exploration, engineering costs and capital contributions of $2,886,925 as at March 31, 2017, and $7,000,000 in additional funding during the nine months ended December 31, 2017:

As at March 31, 2017	$2,886,925
Current period funding	500,000
Streaming Agreement financing	6,500,000
$9,886,925

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

(Unaudited - Expressed in US dollars)

5.	Property, Plant and Equipment

Balance as at December 31, 2017:

	Cost	Amortization	Net Book Value
Buildings	$995,728	$-	$995,728
Mine Equipment./Infrastructure	640,475	-	640,475
Mill Equipment	152,775	-	152,775
Computers	4,916	460	4,456
Vehicles	63,562	4,766	58,796
Furniture and fittings	3,944	295	3,649
	$1,861,400	$5,521	$1,855,879

6.	Accounts Payable

Accounts payable of $309,829 as at December 31, 2017 includes the following:

$ 296,088 due to unrelated parties,

$   10,625 in salary due to directors,

$     3,116 in travel expenses due to directors.

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

On August 8, 2017, the Company received the second payment of $3,250,000 for a total of $6,500,000 as per the Streaming Agreement (Note 4).

8.	Related Party Transactions

Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

Details of related party transactions are as follows:

(a)	During the year ended March 31, 2016, the Company signed employment agreements with three directors and officers. During the period ended December 31, 2017, the Company incurred $355,896 (December 31, 2016 - $363,750) in consulting fees (included within executive compensation) to these directors and officers. As at December 31, 2017, $421,848 (March 31, 2017 - $462,607) were owing to these related parties.

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

(Unaudited - Expressed in US dollars)

8.	Related Party Transactions (continued)

	(b)	On February 13, 2017, the Company entered into a Gold and Silver Prepayment Agreement, and as per this agreement, the Company signed an employment agreement with one director. A total of $81,000 (December 31, 2016 - $Nil) was paid in the period ended December 31, 2017 as a result of this agreement.

9.	Segmented Information

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

During the period ended December 31, 2017, the Company entered into subscription agreements for the issuance of 3,700,000 bonus shares of common stock as compensation to its current CEO, Chairman, management and technical team for $0.50 per share.

The Company also issued 1,769,952 shares of common stock for $884,975 in cash in the period ended December 31, 2017. Pursuant to the terms of a Merger Agreement on October 19, 2017, US Merger Co. will be merged with and into the Company, with the Company continuing as the surviving corporation, and each share of Company common stock outstanding immediately prior to the effective time of the Redomicile Transaction will be cancelled and converted into the right to receive one common share of Gold Torrent Canada. At the effective time of the Redomicile Transaction and pursuant to the terms of the Merger Agreement, all outstanding options to purchase shares of the Company’s common stock, all outstanding shares of restricted stock, and all other equity-based awards granted to employees and directors of the Company or any of its subsidiaries under the Company’s equity incentive plans prior to the effective time of the Redomicile Transaction will entitle the holder to purchase or receive, or receive benefits or amounts based on, as applicable, an equal number of common shares in Gold Torrent Canada. All such equity-based awards will generally be subject to the same terms and conditions as were applicable to such awards immediately prior to the effective time of the Redomicile Transaction.

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

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
Balance, March 31, 2017 and 2016	175,000	$1.27
Granted	2,175,000	$0.50
Balance, December 31, 2017	2,350,000	$0.56

GOLD TORRENT, INC.

Notes to Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

(Unaudited - Expressed in US dollars)

11.	Stock Options (continued)

The Company’s stock options are outstanding and exercisable as follows:

		December 31, 2017
Expiry date	Exercise price	Options outstanding	Options exercisable
July 30, 2019	$1.25	150,000	150,000
July 30, 2019	1.38	25,000	25,000
March 23, 2022	0.55	400,000	135,000
March 23, 2022	0.50	1,775,000	591,666
		2,350,000	901,666

During the fiscal year ended March 31, 2017, the Company did not grant any stock options.

In April 2017, the Board approved a new grant of up to 3,000,000 stock options exercisable at $0.50 per share options to the directors, officers, employees, and advisors; the total amount of options granted was 2,175,000 exercisable at $0.50 per share under the terms of the 2016 Stock Option and Bonus Plan.

12.	Subsequent Events

The consummation of the Redomicile Transaction is in progress. Gold Torrent, Inc. (the “Company”) entered on October 19, 2017 into an Agreement and Plan of Merger (the “Merger Agreement”) with Gold Torrent (Canada) Inc., a wholly-owned subsidiary of the Company organized under the laws of the Province of British Columbia, Canada (“Gold Torrent Canada”) and GTOR US Merger Co, a Nevada corporation and wholly-owned subsidiary of Gold Torrent Canada (“US Merger Co”). Pursuant to the terms of the Merger Agreement, the parties would effect a merger transaction that will effectively change the jurisdiction of incorporation of the corporate parent from Nevada to British Columbia, Canada (the “Redomicile Transaction”).

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

Our unaudited interim consolidated financial statements for the Nine months ended December 31, 2017 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2018. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2017, as filed in our annual report on Form 10-K.

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

On November 5, 2014, the Company signed an Exploration and Option to Enter Joint Venture Agreement with Miranda U.S.A., Inc. (“Miranda”) for the Willow Creek project in Alaska (the “Exploration and Option Agreement”). The Exploration and Option Agreement provides the Company with the right to earn up to 70% interest in a joint venture with Miranda Gold Corp. by making certain expenditures over the next three years totaling US$10 million. The initial principal terms of the Exploration and Option Agreement provided that the Company would earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before November 5, 2015 in costs related to exploration and development of the project. On September 2, 2015 Miranda granted the Company a Nine-month extension to the dates related to the earn-in. Therefore, the Company would earn an initial 20% interest in the Willow Creek gold project by incurring an initial work commitment of $1,070,000 before May 5, 2016 in costs related to exploration and development of the project. While the Company shall be the manager of the initial joint venture, the management committee during the initial earn–in period shall be comprised of one nominee from the Company and one nominee from Miranda.

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

The Company engaged third party consultants to complete a Preliminary Feasibility Study on its Lucky Shot Project. The Preliminary Feasibility Study for the Lucky Shot Project was completed December 31, 2016. The study concludes, “The Project is projected to have robust economics at the base case gold and silver prices of $1,175/oz. and $15.00/oz. respectively. The Project would be economically viable based on the parameters considered in this study. The base case scenario produces approximately 79,100 salable ounces of gold and 7,700 salable ounces of silver over a 4.5-year period. The Project is most sensitive to the gold price and to operating costs, but not as sensitive to capital costs. The base case economic analysis of the Project shows an After-Tax NPV-10 of $5.28 million using a 200-tonne/day crushing/grinding/gravity separation plant. The total required initial and working capital is $16.2 million and reaches pay-back in 1.9 years at an after tax IRR of 21.8%.”

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

During the period, a mining contractor mobilized temporary equipment and initiated underground rehabilitation work on the Enserch adit. The contractor slashed the existing 9 by 9-foot tunnel to an increased area of 12 by 12 feet for a total distance of 800 feet. The contractor helped to establish a safety program and provided a safety plan to the relevant regulators.

Additional work included: The portal area was enlarged with fill material and approximately 1000 feet of road access to the portal has been improved including construction of berms and widening of the running surface to accommodate larger equipment. The man-camp has been leased from the owner and a new diesel fired generator has been installed to provide power. At the Enserch portal, several portable connex containers have been installed and tools, parts, and supplied fitted in them. A guard shack has been erected at the entrance to the portal area to control access. A new portal ventilation access was excavated and a ventilation fan and fan bagging installed. A heavy equipment repair area was refurbished in the old Enserch mill building. This building will not be used for milling but rather to repair large equipment. An avalanche control plan was engineered and a geotechnical study was completed to address ground support plans and rock bolting underground. A rock dump near the portal is being constructed from the waste rock from the adit enlargement. A 400 Kw generator has been purchased and installed at the portal for electrical power during the startup period. A compressor, portable refuse station, and a small project office were installed near the portal. MSHA plans and submittals were completed and made to the federal agency and approved for operation. A detailed design was engineered and completed for a 2800 feet ramp from the enlarged Enserch adit at a run rate of 15% up approximately 300 vertical feet to the Coleman ore deposit. A service company was hired to provide camp cooking and cleaning services for the underground miners. A 2.2 cu yd underground loader wad refurbished and brought into good working order. A new small equipment repair shop 40 ft x 60 ft fabric structure was ordered and shipped to the project and at the portal area a cement slab poured for the structure to sit on. A series of mine-related electrical switch gears, transformers and distribution equipment items were purchased in used condition and are undergoing a refurbishment by a contractor in Salt Lake City. A list of mine and mechanic new tools and supplies were purchased. A used, good condition ATCO change house building was purchased and installed near the man-camp for underground miners to use including lockers and furnishments. A diesel fuel storage tank was purchased and installed at the mine portal area. Two blasting powder magazines were leased from the supplier and located near the portal. Conceptual design of the gold recovery plant, preliminary design and engineering of the plant, metallurgical test work of ore material, detailed engineering and design of the plant and construction drawings and equipment selection engineering. A new pre-engineered metal clad building was erected and insulated. A septic system was designed and built. A water well was drilled, tested, and plumped with a pump and pipeline to the building. Access to the local power company line near the entrance to the site was secured. Engineering and completion of detailed construction drawing for the interior layout of the mill equipment was undertaken. A list of equipment to be purchased for the gold recovery plant interior was compiled and at least two independent price quotations solicited from suppliers. A new pre-engineered mezzanine level structural steel and decking for inside the building was designed, purchased and shipped to site. An ore storage Quonset building 100 ft x 40 ft was purchased and shipped to site.

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

As at December 31, 2017, mineral property interest consists of:

Mineral property leases	$4,285,714

Cumulative Funding to Alaska Gold Torrent LLC:

As at December 31, 2017, the Company provided funding to Alaska Gold Torrent, LLC in the total amount of $9,886,925. This consists of cumulative acquisition, exploration, engineering costs and capital contributions of $2,886,925 as at March 31, 2017, and $7,000,000 in additional funding during the three months ended December 31, 2017:

As at March 31, 2017	$2,886,925
Current period funding	500,000
Tranche 1 Streaming Agreement financing	6,500,000
$9,886,925

On August 28, 2017, Gold Torrent, Inc. and its subsidiary Alaska Gold Torrent, LLC, entered into a Mining Services Agreement with Mining & Environmental Services, LLC (“MES”) for development of the Registrant’s Luck Shot Mine, and other related mining services, including the development of the land located around the mine. If fully completed, it is estimated the Registrant will pay approximately $4,500,000 for such services. The Agreement contains customary representations, warranties and covenants by the parties for like transactions. On November 14, 2017 the Company issued a notice of suspension to MES due to the decision to slow down activities for the winter period and until further funding could be arranged. On November 20, 2017 the MES contract was terminated for convenience.

Planning continues for project permitting, staffing, training and project initiation.

On February 9, 2018, the Company entered into a binding letter agreement (“Letter Agreement”) that amends certain terms and obligations of the parties in connection with the Prepayment Agreement.

The Letter Agreement with CRH adds a new defined term Required Capital that means the amount of capital that the Company is anticipating raising from the capital markets through a non-brokered private placement to complete the construction and development of the Lucky Shot Project to Commercial Production. Before Alaska Gold Torrent LLC can make the US$4.75 million Second Tranche draw, the Required Capital shall be at least US$10 million, or greater amount, as determined by the Company, or stated in the updated preliminary feasibility analysis that the Company is currently conducting. The second tranche closing date must occur before March 31, 2018 or AGT is subject to default under the terms of the credit facility.

(i)	The Letter Agreement also adds an additional condition precedent to the advance of the second tranche requiring that the Company shall have raised the Required Capital and have received the full amount of such Required Capital in escrow or in cash, and be in compliance with all conditions in related subscription agreements, subscription receipts agreements, and subscription receipt certificates.

(ii)	The Letter Agreement also amends the Royalty Rate CRH receives of the Produced Minerals until such time that AGT has delivered a cumulative total of 23,000 Gold Equivalent Ounces to CRH. On any gold and silver production through May 31, 2019, the percentage determined by the month in which the AGT reaches Commercial Production, is based on the following schedule:

●	14% if Seller reaches Commercial Production before November 30, 2018

●	15% if Seller reaches Commercial Production in December 2018

●	16% if Seller reaches Commercial Production in January 2019

●	17% if Seller reaches Commercial Production in February 2019

●	18% if Seller reaches Commercial Production in March or April 2019

●	19% if Seller reaches Commercial Production in May 2019

●	20% if Seller reaches Commercial Production in June 2019 or later

●	And on production after May 31, 2019 and before the Seller has delivered 23,000 Gold Equivalent Ounces to the Purchaser, the percentage that is the greater of 18% or the percentage determined in the schedule above.

(iii)	The Letter Agreement adds an additional condition to Alaska Gold Torrent LLC events of default that if Alaska Gold Torrent LLC has not reached Commercial Production of at least 650 ounces of gold per month by May 31, 2019; or after which date, fails for two consecutive months to maintain Commercial Production.

The Letter Agreement provides that the Company is subject to default provisions under the credit facility in the event that the additional capital is not raised by the Company by March 31, 2018. There can be no assurances that the Company will be successful in raising the additional capital or that it will be to raise capital on terms that are favourable to the Company. Funding is subject to market conditions, gold price changes, and other factors out of the Company’s control. In addition, since the Company has limited funds, it has suspended all development activities until the required funding can be secured.

The Company) entered on October 19, 2017 into an Agreement and Plan of Merger with Gold Torrent Canada Inc., a wholly-owned subsidiary of the Company organized under the laws of the Province of British Columbia, Canada and US Merger Co, a Nevada corporation and wholly-owned subsidiary of Gold Torrent Canada. Pursuant to the terms of the Merger Agreement, the parties would effect a merger transaction that will effectively change the jurisdiction of incorporation of the corporate parent from Nevada to British Columbia, Canada

Pursuant to the terms of the Merger Agreement, US Merger Co. will be merged with and into the Company, with the Company continuing as the surviving corporation, and each share of Company common stock outstanding immediately prior to the effective time of the Redomicile Transaction will be cancelled and converted into the right to receive one common share of Gold Torrent Canada. At the effective time of the Redomicile Transaction and pursuant to the terms of the Merger Agreement, all outstanding options to purchase shares of the Company’s common stock, all outstanding shares of restricted stock, and all other equity-based awards granted to employees and directors of the Company or any of its subsidiaries under the Company’s equity incentive plans prior to the effective time of the Redomicile Transaction will entitle the holder to purchase or receive, or receive benefits or amounts based on, as applicable, an equal number of common shares in Gold Torrent Canada. All such equity-based awards will generally be subject to the same terms and conditions as were applicable to such awards immediately prior to the effective time of the Redomicile Transaction.

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

Results of Operations

For the Three Months ended December 31, 2017

During the three months ended December 31, 2017, we recognized $2,594 interest income, compared to $nil during the same period in the prior year.

During the three month period ended December 31, 2017, we recognized a loss from continuing operations of $2,354,136, compared to a loss of $466,445 during the same period in the prior year.

Our net loss per share for the three months ended December 31, 2017 was $0,09. Our net loss per share for the three months ended December 31, 2016 was $0.04,

During the three months ended December 31, 2017, we incurred total expenses of $2,356,730, compared to total expenses of $466,445 during the same period in the prior year.

Our total expenses during the three months ended December 31, 2017 consisted of $34,811 in accounting and legal fees, $1,330,321 in development costs, $411,991 in executive compensation and payroll, $19,940 in Professional Services, $64,118 in insurance, $125,000 in share based payments, $Nil in Advertising, $17,289 in licenses and fees, $289,434 in bank charges and interest, $1,840 in amortization, $18,780 in travel costs, and $43,206 in office expenses. For the same period ended December 31, 2016, we incurred expenses of $21,311 in accounting and legal fees, $308,731 in exploration and evaluation costs, $121,250 in executive compensation, $4,614 in licenses and fees, $208 in bank charges and finance fees, $8,743 in travel costs, and $1,588 in office expenses. Our total expenses are significantly higher for nearly all expenses. The increase in expenses is mainly due to the increased activities and progress of the Lucky Shot property start up.

For the Nine Months ended December 31, 2017

During the Nine months ended December 31, 2017, we recognized $2,594 in interest income, compared to $nil during the same period in the prior year.

During the Nine month period ended December 31, 2017, we recognized a loss from continuing operations of $8,107,624, compared to a loss of $1,214,456 during the same period in the prior year.

Our net loss per share for the Nine months ended December 31, 2017 was $0.32. Our net loss per share for the Nine months ended December 31, 2016 was $0.09,

During the Nine months ended December 31, 2017, we incurred total expenses of $8,110,218, compared to total expenses of $1,280,456 during the same period in the prior year.

Our total expenses during the Nine months ended December 31, 2017 consisted of $209,132 in accounting and legal fees, $3,488,082 in development costs, $1,134,166 in executive compensation and payroll, $2,449,000 in share based payments, $278,013 in insurance, $12,049 in Advertising, $28,980 in licenses and fees, $290,227 in bank charges and interest, $5,521 in amortization, $43,682 in Professional Services, $1,432 in Property tax, $57,322 in travel costs, and $112,612 in office expenses.

For the same period ended December 31, 2016, we incurred expenses of $96,864 in accounting and legal fees, $723,091 in exploration and evaluation costs, $363,750 in executive compensation, $55,113 in licenses and fees, $1,792 in bank charges and interest, $31,938 in travel costs, and $7,908 in office expenses. Our total expenses are significantly higher for nearly all expenses. The increase in expenses is mainly due to the increased activities and progress of the Lucky Shot property start up.

Liquidity and Capital Resources

We have limited operational history, and did not generate any revenues. As of December 31, 2017, we had $1,316,452 in cash, $747,639 in advances and $25,836 in prepaid expenses for a total of $2,089,927 in current assets and $1,011,759 in current liabilities and a working capital of $1,078,168.

As of December 31, 2017, we had $6,245,626 in long term assets, $8,500,000 in long term liabilities As of December 31, 2017, we had an accumulated deficit of $9,995,879. We are dependent on funds raised through equity financing, related parties, and loan payables. Our operations were funded by equity financing and stream agreement funding. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

During the Nine months ended December 31, 2017, we used $6,093,180 in cash on continuing operating activities, and used $1,560,028 in investing activities and received net $7,384,975 from cash provided by financing activities and reduced cash by $268,232. During the same period in fiscal 2016 we used $1,078,789 in cash on continuing operating activities, and received net $1,116,207 from cash provided by financing activities and increased cash by $63,089.

During the Nine months ended December 31, 2017, we received $884,975 in proceeds from issuance of common stock, and $6,500,000 in gold pre-purchase. We received $4,285,714 in mineral property leases from Miranda USA Inc. For the period ending December 31, 2016 we made payments of approximately $93,793 on the outstanding stockholders’ loan balance and received an additional $1,210,000 in proceeds from issuance of common stock. For the period ending December 31, 2017 the Company has accrued interest of $185,458 and amortization of $5,521(March 31, 2016 - $936 and $nil).

During the Nine months ended December 31, 2017, our monthly cash requirements to fund our operating activities, including advances from former related parties, was approximately $674,417 compared to approximately $119,865 during the same period in fiscal 2016. In the absence of the continued sale of our common stock or advances from the former or new related parties, our cash of $1,316,452 as of December 31, 2017 is insufficient to cover our current monthly burn rate for the foreseeable future and just enough to pay our current liabilities balance of $1,011,759.

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

The development plan is to initiate gold production based on the PFS and not based on a full feasibility study of the mineral reserves demonstrating that level of economic and technical viability. In October 2017, the Company determined that the total PFS-stated capital required to develop the project would be increased about 40% from approximately $18.5 million to approximately $26.5 million. The Company presented the capital increase to its partner Miranda and to the Stream Investor for approval. On October 22, 2017, our partner approved the new capital budget. The Stream Investor is working with the Company to provide its approval contingent upon the Company and Miranda providing the additional funds. The capital budget adjustment is based on an internal review of all capital costs incurred and expected to be incurred and consideration of local Alaska-based costs for labor, supplies and engineering that would be part of the development costs. Readers are cautioned that there is increased uncertainty and higher risk of economic and technical failure associated with such production decisions.

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

On August 8, 2017, the closing conditions were met and the second amount of $3,250,000 was received. On November 13, 2017, the Company and Stream Investor agreed to defer drawing upon Tranche 2 until additional funds are secured to complete the project. The Company issued suspension notices to certain contractors and service providers and has undertaken a plan to conserve cash and reduce expenditures.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities, loans and advances from related parties to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon outside financing to carry out our operations. The Company’s continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short-term, securing additional financing, and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and the difference from the carrying amounts reported in these consolidated financial statements could be material. Our unaudited consolidated interim financial statements for the period ended December 31, 2017 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over consolidated financial reporting as of December 31, 2017 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the Three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

Risks Related to Gold Torrent US’s Business

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to operate our business.

We have not generated any revenue from operations since our incorporation. During the year ended March 31, 2017, we incurred a net loss of $1,946,671 and during the three-month period ended September 30, 2017 we incurred a net loss attributable to stockholders of $2,552,403. Gold Torrent US has incurred losses since inception and has an accumulated deficit of $7,645,135 (March 31, 2017 - $3,987,428) as of September 30, 2017, with limited resources and limited source of operating cash flows. As at September 30, 2017, the Company has a working capital of $3,684,152 (March 31, 2017 - $906,324).We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to extract and sale gold from the Lucky Shot Project. These factors raise substantial doubt about the ability of Gold Torrent US (or Gold Torrent Canada after the completion of the Redomicile Transaction) to continue as a going concern. Both Gold Torrent US’s and Gold Torrent Canada’s (after the completion of the Redomicile Transaction) continuance as a going concern is dependent on the success of the efforts of our directors and executive officers in providing financial support in the short-term, raising additional capital through equity or debt financing from third parties, and achieving profitable operations. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. The unpredictable economy in the United States and the resulting volatile markets may make it more difficult for us to raise capital as and when we need it, and it is difficult for us to assess the impact this might have on our operations or liquidity and to determine whether the prices we might receive on the sale of gold extracted from the Lucky Shot Project would exceed the cost of mineral exploration and development. If we cannot raise the funds that we require to continue development of the Lucky Shot Project, we may be forced to delay, scale back, or eliminate our operational activities associated with such project. If any of these were to occur, there is a substantial risk that our business would fail.

The exploration and development of the Lucky Shot Project involves significant financial risks over a prolonged period of time.

The exploration and development of the potential deposits at the Lucky Shot Project involves significant financial risks over a prolonged period of time, which even if there is a combination of careful evaluation, experience and knowledge may not be eliminated. While discovery of a deposit may result in substantial rewards, few properties are ultimately developed into economically viable operating mines. The Lucky Shot Project may not contain economically recoverable volumes of recoverable gold deposits in sufficient quality or quantity. Even if there are economically recoverable deposits, delays in the construction and commissioning of the Lucky Shot Project or other technical difficulties may make the deposits difficult to extract. Further, exploration and development of the Lucky Shot Project may be disrupted, damaged or delayed by a variety of risks and hazards which are beyond our control, and major expenditure may be required to establish reserves by drilling and in constructing mining and processing facilities at the Lucky Shot Project site. Consequently, it is impossible to ensure that preliminary feasibility studies or definitive feasibility studies at the Lucky Shot Project will result in a profitable commercial mining operation at the Lucky Shot Project, or that the expenditures made towards the search and evaluation of mineral deposits will result in discoveries of economically viable quantities of gold at the Lucky Shot Project.

We will require additional capital in order to further develop the Lucky Shot Project into a producing mine. If we cannot raise this additional capital, we will not be able to extract the reserve and our business could fail.

In order to properly extract mineral resources from the Lucky Shot Project we will be required to expend substantial sums of money to establish the extent of the gold reserves, develop processes to extract such gold reserves and develop extraction and processing facilities and infrastructure. In particular, we estimate that total additional expenditures required to reach commercial production of gold from the Lucky Shot Project is $19.25 million. Since as of September 30, 2017, our working capital consisted of $3,684,152, we will require additional sources of funding in order for the Lucky Shot Project to reach commercial production of gold. We currently have not identified where such sources of funding will come from and consequently there can be no assurance that we will be able to raise the funds required for development of the Lucky Shot Project on a timely basis, or at all. If we cannot raise the necessary capital to complete the necessary facilities and infrastructure at the Lucky Shot Project, our business may fail.

The Company entered into an amendment (“Letter Agreement”) to the project debt facility. The Letter Agreement with the lender adds a new defined term Required Capital that means the amount of capital that the Company is anticipating raising from the capital markets through a non-brokered private placement to complete the construction and development of the Lucky Shot Project to Commercial Production. Before we can draw upon the Second Tranche of the credit facility, the Required Capital shall be at least US$10 million, or such greater amount, as determined by the Company, or stated in the updated preliminary feasibility analysis that the is currently being conducted. The second tranche closing date must occur before March 31, 2018 or we are subject to default under the terms of the credit facility. The Company is subject to default provisions under the credit facility in the event that the additional capital is not raised by the Company by March 31, 2018. In addition, we have limited funds and therefore have suspended all development activities until financing can be secured. There can be no assurances that the Company will be successful in raising the additional capital that is subject to market conditions, gold price changes, and other factors out of the Company’s control.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject all of the hazards and risks inherent in the development and production of a mineral reserve, including but not limited to: liability for pollution or other environmental hazards, explosions, fires, equipment failures, industrial accidents, or cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment, or could result in personal injury or death. We may also be liable for the mining activities of previous miners and previous exploration works on the property where the Lucky Shot Project is located. Although we intend to maintain insurance in accordance with industry practice, we do not currently maintain insurance coverage against all of these operating hazards. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production of a mineral property is not general available to us or to other companies in the mining industry on acceptable terms. The payment of any liabilities that may arise from any such occurrence would likely have a material adverse impact on our company.

Our business operations expose us to risks of litigation.

Legal proceedings may arise from time to time in the course of our business. There have been a number of cases where the rights and privileges of mining and exploration companies have been the subject of litigation. Our board of directors cannot preclude that such litigation may not be brought against Gold torrent US in the future from time to time or that it may not be subject to any other form of litigation. We may find it difficult, impossible or very costly to enforce the rights it may have under agreements it may enter into.

Mineral operations are subject to applicable law and government regulation, which could restrict or prohibit the exploration and development of mineral resources. If we cannot extract any mineral resources from the Lucky Shot Project our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration at our Lucky Shot Project or for the construction and operation of a mine on our Lucky Shot Project at an economically viable cost. If we cannot accomplish these objectives, our business could fail. Although we believe that we are in compliance with all material laws and regulations that currently apply to our activities, we can give no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

The development of the Lucky Shot Project will depend on adequate local infrastructure.

Our development and exploration activities in connection with the Lucky Shot Project depend on adequate local infrastructure, including reliable road, power sources and water supply. Our inability to secure adequate water and power resources, as well as other events outside of its control, such as unusual weather, sabotage, government or other interference in the maintenance or provision of such infrastructure, could adversely affect our operations and financial condition.

Mineral prices are subject to dramatic and unpredictable fluctuations and the economic viability of our Lucky Shot Project cannot be accurately predicted.

We expect to derive revenues from the extraction and sale of gold extracted from the Lucy Shot Project. The price of this commodity has fluctuated widely in recent years and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors are based on the price of precious metals and therefore the economic viability of any of our exploration properties cannot accurately be predicted. Additionally, a significant fall in gold prices could lead to a significant fall in our cash flow and/or a delay in exploration and production or even abandonment of the Lucky Shot Project, which would have a material adverse impact on our operating results and financial condition.

We have a limited operating history on which to base an evaluation of our business and prospects and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have never had any revenues from our operations since 2013 when we changed our business from the development of mobile monetization solutions and applications to the exploration and development of gold mining projects and/or royalty or streaming interests in low capital intensity, late-stage mining projects in North America. We have no way to evaluate the likelihood of whether we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are developing the Lucky Shot Project. If we are unable to generate significant revenues from mining operations at the Lucky Shot Project, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We are reliant on the Lucky Shot Project for our future operating revenues

Currently, we rely only on our interests in the Lucky Shot Project for potential operating revenues. As a result, unless we acquire additional property interests, any adverse developments affecting the Lucky Shot Project could have a material adverse effect upon us and would materially and adversely affect the potential mineral resource production, profitability, financial performance and results of our operations

Our development plan to initiate gold production on the Lucky Shot Project is based on a preliminary feasibility study and not based on a full feasibility study of the mineral reserves demonstrating an adequate level of economic and technical viability.

Although we have completed a preliminary feasibility study on the Lucky Shot Project, we have not completed a full feasibility study, nor do we have any intention of completing such a full feasibility study prior to developing the Lucky Shot Project for the extraction of resources. Consequently, we can give no assurances that the results of the preliminary feasibility study accurately reflect the Lucky Shot Project’s potential mineral reserves or otherwise the level of economic or technical viability of the Lucky Shot Project. If the mineral reserves on the Lucky Shot Project are not economically viable our investment in the Lucky Shot Project will likely fail to generate any positive returns.

Our joint venture arrangement with Miranda may negatively impact the development of the Lucky Shot Project

We have entered into a joint venture arrangement with Miranda for the development of the Lucky Shot Project. If Miranda does not meet its obligations under our joint venture arrangement with them we may suffer additional costs or other losses and the development of the Lucky Shot Project could be delayed or ended.

Our internal computer systems may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations.

We are dependence on key executives, personnel and contractors

Our success to a significant extent depends on Gold Torrent US’ directors, management and other key personnel and contractors. Our board of directors believes that our future success will depend largely on our ability to attract and retain highly skilled and qualified personnel and contractors and to expand, train and manage its employee and contractor base. There can be no guarantee that suitably skilled and qualified individuals will be identified and employed or contracted on satisfactory terms or at all. If we fail to recruit or retain the necessary personnel or contractors, or if we loses the services of any of our key executives, our business could be materially and adversely affected.

Our directors or officers may become subject to conflicts of interest

Certain of the our directors and officers may serve from time to time as directors, officers, promoters and members of management of other companies involved in natural resource exploration and development and therefore it is possible that a conflict may arise between their duties as a director or officer of Gold Torrent US and their duties as a director, officer, promoter or member of management of such other companies.

Item 2. Unregistered Sales of Equity Securities

During the period ended December 31, 2017, the Company entered into subscription agreements for the issuance of 3,700,000 bonus shares of common stock as compensation to its current CEO, Chairman, management and technical team for $0.50 per share.

The Company also issued 1,769,952 shares of common stock for $884,975 in cash in the period ended December 31, 2017. Pursuant to the terms of a Merger Agreement on October 19, 2017, US Merger Co. will be merged with and into the Company, with the Company continuing as the surviving corporation, and each share of Company common stock outstanding immediately prior to the effective time of the Redomicile Transaction will be cancelled and converted into the right to receive one common share of Gold Torrent Canada. At the effective time of the Redomicile Transaction and pursuant to the terms of the Merger Agreement, all outstanding options to purchase shares of the Company’s common stock, all outstanding shares of restricted stock, and all other equity-based awards granted to employees and directors of the Company or any of its subsidiaries under the Company’s equity incentive plans prior to the effective time of the Redomicile Transaction will entitle the holder to purchase or receive, or receive benefits or amounts based on, as applicable, an equal number of common shares in Gold Torrent Canada. All such equity-based awards will generally be subject to the same terms and conditions as were applicable to such awards immediately prior to the effective time of the Redomicile Transaction

All of the securities set forth above were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act. The Company did not utilize an underwriter of placement agent in connection with the Offering of any of its securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 9, 2018, the Company entered into a binding letter agreement (“Letter Agreement”) that amends certain terms and obligations of the parties in connection with the prepayment agreement with CRH Mezzanine Pte. Ltd., a Singapore private limited company and CRH Funding II Pte. Ltd., a Singapore private limited company (collectively, “CRH”) (the “Prepayment Agreement”).

The Letter Agreement with CRH adds a new defined term Required Capital that means the amount of capital that the Company is anticipating raising from the capital markets through a non-brokered private placement to complete the construction and development of the Lucky Shot Project to Commercial Production. Before Alaska Gold Torrent LLC can make the US$4.75 million Second Tranche draw, the Required Capital shall be at least US$10 million, or greater amount, as determined by the Company, or stated in the updated preliminary feasibility analysis that the Company is currently conducting. The second tranche closing date must occur before March 31, 2018 or AGT is subject to default under the terms of the credit facility.

The Letter Agreement also adds an additional condition precedent to the advance of the second tranche requiring that the Company shall have raised the Required Capital and have received the full amount of such Required Capital in escrow or in cash, and be in compliance with all conditions in related subscription agreements, subscription receipts agreements, and subscription receipt certificates.

The Letter Agreement also amends the Royalty Rate CRH receives of the Produced Minerals until such time that AGT has delivered a cumulative total of 23,000 Gold Equivalent Ounces to CRH. On any gold and silver production through May 31, 2019, the percentage determined by the month in which the AGT reaches Commercial Production, is based on the following schedule:

●	14% if Seller reaches Commercial Production before November 30, 2018

●	15% if Seller reaches Commercial Production in December 2018

●	16% if Seller reaches Commercial Production in January 2019

●	17% if Seller reaches Commercial Production in February 2019

●	18% if Seller reaches Commercial Production in March or April 2019

●	19% if Seller reaches Commercial Production in May 2019

●	20% if Seller reaches Commercial Production in June 2019 or later

●	And on production after May 31, 2019 and before the Seller has delivered 23,000 Gold Equivalent Ounces to the Purchaser, the percentage that is the greater of 18% or the percentage determined in the schedule above.

The Letter Agreement adds an additional condition to Alaska Gold Torrent LLC events of default that if Alaska Gold Torrent LLC has not reached Commercial Production of at least 650 ounces of gold per month by May 31, 2019; or after which date, fails for two consecutive months to maintain Commercial Production.

The Letter Agreement provides that the Company is subject to default provisions under the credit facility in the event that the additional capital is not raised by the Company by March 31, 2018. There can be no assurances that the Company will be successful in raising the additional capital or that it will be to raise capital on terms that are favourable to the Company. Funding is subject to market conditions, gold price changes, and other factors out of the Company’s control. In addition, since the Company has limited funds, it has suspended all development activities until the required funding can be secured.

The foregoing description of the terms and conditions of the Letter Agreement is only a summary and is qualified in its entirety by the full text of the Letter Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and which is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Letter Agreement dated February 9, 2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2018	GOLD TORRENT, INC.

	By:	/s/ Daniel Kunz
Daniel Kunz
Chief Executive Officer and Chairman

	By:	/s/ Alexander Kunz
Alexander Kunz
Chief Financial Officer and Director

